Form 10QSB
period 1996-03-31
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 1996-09-30
CIK 1006868

                                     10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For quarter ended MARCH 31, 1996
                           --------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -----------------
         Commission file number 0-27654-NY
                                ----------

                   Long Island Physician Holdings Corporation
- ------------------------------------------------------------------------------
        (Exact name of small business issuer specified in its charter)

            New York                                      11-3232989
- -------------------------------              ---------------------------------
(State of other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                    275 Broadhollow Road, Melville, NY 11747
- ------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

                                 (516) 454-1900
- ------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                      None
- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
   ----------      ----------

Number of shares of Common Stock, $ .001 par value, outstanding as of March 31, 1996.
                     1,523 Class A and 4,319 Class B shares
                     -------------------------------
  Transitional Small Business Disclosure Format (Check One) Yes       No   X
                                                                -----    -----

                                     INDEX

                                                                      Page No.
                                                                      --------
Part I.  Financial Information

         Consolidated Balance Sheets as of March 31, 1996 (unaudited)
         and December 31, 1995.......................................     3

         Consolidated Statements of Operations for the three months
         ended March 31, 1996 and March 31, 1995 (unaudited).........     4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1996 and March 31, 1995 (unaudited).........     5

         Notes to Consolidated Financial Statements..................     6-7

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................     8-9

Part II. Other Information...........................................     10

         Signatures..................................................     10

                   Long Island Physician Holdings Corporation
                          Consolidated Balance Sheets

                                                                   March 31,             Dec 31,
                                                                     1996                 1995
                                                                  (unaudited)           (audited)
                                                                 ------------         ------------
                                     Assets

Current Assets

     Cash                                                        $  7,722,980         $  7,566,472
     Accounts receivable                                              778,029                 --
     Interest receivable                                               29,171                 --
     Prepaid expenses                                                 155,950                 --
     Advances to affiliates                                           400,000              811,357
                                                                 ------------         ------------

                 Total current assets                               9,086,130            8,377,829

Other Assets

     Restricted cash                                                1,035,313            1,036,223
     Other assets                                                      20,000               52,982
                                                                 ------------         ------------

Total assets                                                     $ 10,141,443         $  9,467,034
                                                                 ============         ============

                      Liabilities and Stockholders Equity


Current Liabilities

     Accounts payable                                            $  1,534,870         $       --
     Due to affiliates                                                 98,175            1,079,586
     Deferred revenue                                                 119,940               10,934
                                                                 ------------         ------------

                 Total current liabilities                          1,752,985            1,090,520

Minority interest                                                     661,232               40,404

Stockholders Equity

     Class A common stock, $.001 par value; 10,000 shares                   2                    2
       authorized, 1,523 issued and outstanding
     Class B common stock, $.001 par value; 25,000 shares                   4                    4
       authorized, 4,319 issued and outstanding

     Additional paid in capital                                    11,498,936           11,274,536
     Accumulated deficit                                           (3,771,716)          (2,938,432)
                                                                 ------------         ------------

                 Total stockholders equity                       $  7,727,226         $  8,336,110
                                                                 ------------         ------------


Total liabilities and stockholders equity                        $ 10,141,443         $  9,467,034
                                                                 ============         ============

                See notes to consolidated financial statements

                   Long Island Physician Holdings Corporation
                     Consolidated Statements of Operations
                                  (unaudited)

                                                          For the three months
                                                             ended March 31,
                                                        1996                1995
                                                     -----------         -----------
Revenue                                              $ 2,665,692         $      --
                                                     -----------         -----------

     Total gross revenue                               2,665,692                --

Medical Expense                                        2,212,524                --
                                                     -----------         -----------

     Total medical expenses                            2,212,524                --


     Net revenue                                         453,168                --
                                                     -----------         -----------

Operating Expense


     Management fees                                   1,625,661                --
     General and administrative expenses                 148,072             613,650
                                                     -----------         -----------

     Total operating expenses                          1,773,733             613,650
                                                     -----------         -----------

Interest income                                          108,109                --



Loss from operations before minority interest         (1,212,456)           (613,650)

     Minority interest in loss of subsidiary             379,172                --
                                                     -----------         -----------

Net loss                                             $  (833,284)        $  (613,650)
                                                     ===========         ===========

Loss per share                                       $   (144.67)        $      --
                                                     ===========         ===========

Weighted average shares                                    5,760                --
                                                     ===========         ===========

                See notes to consolidated financial statements

                   Long Island Physician Holdings Corporation
                       Consolidated Cash Flows Statements
                                  (unaudited)

                                                                      For the three months
                                                                         ended March 31,
                                                                    1996                1995
                                                                 -----------         -----------
Cash flows from operating activities:
     Net Loss                                                    $  (833,284)        $  (613,650)
     Adjustments to reconcile net loss to net cash flows
        from operating activities:
        Minority interest in loss of subsidiary                      620,828                --
     Changes in current assets and current liabilities:
        (Increase) in accounts receivable                               --                  --
        (Increase) in interest receivable                               --                  --
        (Increase) in prepaid expenses                                  --                  --
        (Decrease) in advances to affiliates                         411,357                --
        Increase in accounts payable                               1,534,870                --
        (Decrease) in due to affiliates                             (981,411)            616,184
        Increase in deferred revenue                                 109,006                --
                                                                 -----------         -----------
                 Net cash used in operating activities               861,366               2,534

Cash flows from investing activities:
     Net increase in other assets                                     32,982              (1,933)
                                                                 -----------         -----------
                 Net cash used in investing activities                32,982              (1,933)

Cash flows from financing activities:
     Proceeds from issuance of common stock                          224,400               6,000
     Payments from cash flow reserve                                     910                --
                                                                 -----------         -----------
                 Net cash used in financing activities               225,310               6,000

                 Net increase (decrease) in cash                   1,119,658               6,601
                 Cash beginning of period                          7,566,472                --
                                                                 -----------         -----------
                 Cash and cash equivalents, end of period        $ 8,686,130         $     6,601
                                                                 ===========         ===========

                See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Unaudited Statements:

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present a fair statement of the results for the interim period presented. Operating results for the three (3) month period ended March 31, 1996, is not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Registration Statement 10-SB.

2.       Principles of Consolidation:

         The consolidated financial statements include the accounts of Long Island Physician Holdings Corporation (the "Company"or "LIPH"), a holding company for purposes aimed at advancing the delivery of healthcare on Long Island, its wholly-owned subsidiaries, independent practice associations, which consists of Island Practice Association, Inc., Island Behavioral Health Association, Inc., and Island Dental Professional Association, Inc. ("IPAs"), its two-third (2/3) owned subsidiary, MDLI Healthcare, Inc. ("MDLI"), a health maintenance organization ("HMO"). Intercompany balances and activities are eliminated in consolidation.

3.       Net Loss Per Share of Common Stock:

         Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during each period.

4.       Unconsolidated Subsidiaries:

         The Company currently owns a thirty-three and one-third (33-1/3) interest in NextStage Healthcare Management, Inc. (NextStage). NextStage's income for the period ended March 31, 1996 was $0.

5.       Certain Relationships:

         LIPH, MDLI, and the IPAs have a management service agreement with NextStage. This agreement stipulates that NextStage will provide management and consulting services for a five year period ending October 10, 2000. NextStage will perform most administrative services on behalf of LIPH, MDLI and the IPAs. Under the terms of the agreement, MDLI is currently providing NextStage a management fee of 100% of costs incurred.

         When covered lives, the number of people enrolled, exceed 50,000, fees charged by NextStage will be based on a percentage of premiums generated by the HMO.

6.       Subsequent Events:

         The Company has authorized an investment of $1,000,000 in a new practice management company, MainStreet Practice Management, Inc. ("MainStreet"). As of March 31, 1996, the Company had advanced $400,000 for working capital needs during the start-up period. The Company paid MainStreet $100,000 in April 1996, and the balance due of $500,000 was paid July 5, 1996.

         MDLI's business plan for 1996 requires additional capital of $2,000,000. After March 31, 1996, the Company committed to invest the additional capital required. The Company paid $1,000,000 July 5, 1996, and will invest the balance of $1,000,000 by January 1, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

Long Island Physician Holdings Corporation was formed as a holding company to be owned and controlled by office-based physicians, psychologists, dentists, chiropractors and podiatrists who reside in New York and provide healthcare services on Long Island. The initial role of the Company was to finance the start-up of MDLI as a licensed HMO in the Long Island service area and develop a provider network in Long Island, consisting of the three IPAs. The IPAs contract with MDLI to provide services to its enrollees. The Company plans to use a portion of its capital to make investments in healthcare-related ventures.

The Company had working capital of approximately $7,300,000 at March 31, 1996, compared to approximately ($610,000) at March 31, 1995. Of the $7,300,000, LIPH had working capital of $3,400,000 and MDLI had working capital of $3,900,000. The Company's current ratio at March 31, 1996 was 5.18 to 1. The increase in the Company's working capital and current ratio at March 31, 1996 compared to March 31, 1995 was primarily the result of the Company's efforts in raising capital through the sale of shares of the Company in an intrastate offering. MDLI did not commence operations until January 1, 1996.


Inflation

The Company does not anticipate that inflation will have any significant effect on its business particularly since the United States, the only market in which the Company currently intends to operate, is presently experiencing a relatively low rate of inflation.

Results of Operations

Revenues

Revenues for the three (3) months ended March 31, 1996, were approximately $2,700,000 generated primarily through the payments of health premiums by or on behalf of MDLI's enrollees. There were no revenues for the three months ended March 31, 1995. MDLI did not commence operations until January 1, 1996, and no revenues were generated other than interest income for 1995. At March 31, 1996, MDLI had 3,350 subscribers, representing approximately 7,300 enrollees.

Costs and Expenses

Costs and expenses are broken down into two major categories, medical expenses and management fees. Medical expenses are based on percentage of premium, 83% at March 31, 1996, and allocated globally by MDLI to the IPAs by contract for the payment of medical claims. The IPAs spend less than the 83% of premiums in the quarter ended March 31, 1996. Medical expenses for the three (3) months ended March 31, 1996, were approximately $2,213,000. Since there were no operations for the same three (3) month period ended March 31, 1995, there were no medical claims paid or incurred. Management fees for the first three (3) months of 1996 were $1,626,000. General and administrative expenses were approximately $148,000 for the three (3) months ended March 31, 1996, as compared to $614,000 for the three (3) month period ended March 31, 1995. During 1995, the Company incurred significant costs during the organizational stage of its development. Expenses included consulting and professional fees primarily for legal costs to obtain appropriate licensing and for healthcare business consultants utilized to develop and design the overall business strategy and develop the provider networks.

Net Loss Applicable To Common Shareholders

Net loss applicable to common shareholders was a loss of ($833,000) or ($144) per share for the three (3) months ended March 31, 1996. There were no shares issued for the same three (3) month period ended March 31, 1995.

                          PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

                           None

ITEM 2 - Changes In Securities

                           None

ITEM 3 - Defaults Upon Senior Securities

                           None

ITEM 4 - Submission Of Matters To A Vote Of Security Holders

                           None

ITEM 5 - Other Information

                           None

ITEM 6 - Exhibits And Reports On Form 8-K

         (b) There were no reports on Form 8-K for the three months ended March 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized by

                                Long Island Physician Holdings Corporation


Date September 16, 1996
     ------------------         ----------------------------------------------
                                David Weissberg, MD, President and CEO


Date September 16, 1996
     ------------------         ----------------------------------------------
                                Harris Topel, CPA, Assistant Treasurer and CFO