Form 10QSB
period 1996-06-30
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 1996-11-12
CIK 1006868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarter ended JUNE 30, 1996
                        -------------
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to _________________

      Commission file number       0-27654-NY
                                   ----------
                   Long Island Physician Holdings Corporation
--------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)

                     New York                         11-3232989
       -------------------------------     ---------------------------------
       (State of other jurisdiction of     (IRS Employer Identification No.)
        incorporation or organization)

                    275 Broadhollow Road, Melville, NY 11747
--------------------------------------------------------------------------------
           (Address of principal executive offices)     (Zip Code)

                                 (516) 454-1900
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---
Number of shares of Common Stock, $ .001 par value, outstanding as of June 30, 1996.
                     1,523 Class A and 4,319 Class B shares
                     -------------------------------
  Transitional Small Business Disclosure Format (Check One)   Yes      No  X
                                                                  ---     ---

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Consolidated Balance Sheets as of June 30, 1996 (unaudited)
         and December 31, 1995 (audited).............................      3

         Consolidated Statements of Operations for the three and six
         months ended June 30, 1996 and June 30, 1995 (unaudited)....      4

         Consolidated Statements of Cash Flows for the three and six
         months ended June 30, 1996 and June 30, 1995 (unaudited)....      5

         Notes to Consolidated Financial Statements..................      6-7

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................      8-9


Part II. Other Information...........................................      10


         Signatures..................................................      10

                   Long Island Physician Holdings Corporation
                           Consolidated Balance Sheets

                                                              June 30,        Dec 31,
                                                               1996            1995
                                                           (unaudited)       (audited)
                                                           ------------    ------------
                                     Assets

Current Assets

    Cash                                                   $  6,993,919    $  7,566,472
    Accounts receivable                                       1,796,666            --
    Interest receivable                                           4,898            --
    Prepaid expenses                                            228,663            --
    Loan receivable                                             250,000            --
    Advances to affiliates                                         --           811,357
                                                           ------------    ------------

              Total current assets                            9,274,146       8,377,829

Fixed Assets, net                                                19,838            --

Other Assets

    Restricted cash                                           1,206,347       1,036,223
    Investments                                                  68,406            --
    Other assets                                                126,359          52,982
                                                           ------------    ------------

Total assets                                               $ 10,695,096    $  9,467,034
                                                           ============    ============



                      Liabilities and Stockholders Equity


Current Liabilities

    Accounts payable                                       $  3,556,278    $       --
    Due to affiliates                                           151,263       1,079,586
    Deferred revenue                                            105,100          10,934
                                                           ------------    ------------

              Total current liabilities                       3,812,641       1,090,520

Minority interest                                               283,274          40,404

Stockholders Equity


    Class A common stock, $.001 par value; 10,000 shares              2               2
      authorized, 1,523 issued and outstanding
    Class B common stock, $.001 par value; 25,000 shares              4               4
      authorized, 4,319 issued and outstanding
    Additional paid in capital                               11,485,935      11,274,536
    Accumulated deficit                                      (4,886,760)     (2,938,432)
                                                           ------------    ------------

              Total stockholders equity                    $  6,599,181    $  8,336,110
                                                           ------------    ------------


Total liabilities and stockholders equity                  $ 10,695,096    $  9,467,034
                                                           ============    ============


                See notes to consolidated financial statements

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Operations
                                   (unaudited)

                                                    For the three months           For the six months
                                                       ended June 30,                ended June 30,
                                                    1996           1995           1996           1995
                                                 -----------    -----------    -----------    -----------
Revenue                                          $ 5,431,341    $      --      $ 8,097,033    $      --
                                                 -----------    -----------    -----------    -----------

    Total gross revenue                            5,431,341           --        8,097,033           --

Medical Expense                                    4,484,631           --        6,697,155           --
                                                 -----------    -----------    -----------    -----------

    Total medical expenses                         4,484,631           --        6,697,155           --


    Net revenue                                      946,710           --        1,399,878           --
                                                 -----------    -----------    -----------    -----------

Operating Expense


    Management fees                                2,085,800           --        3,711,461           --
    General and administrative expenses              509,779        442,717        657,851      1,056,367

                                                 -----------    -----------    -----------    -----------

    Total operating expenses                       2,595,579        442,717      4,369,312      1,056,367

Interest income                                      107,461            233        215,570            233


Loss from operations before income from equity
 investments and minority interest                (1,541,408)      (442,484)   (2,753,864)     (1,056,134)
    Income from equity investments                    48,406           --           48,406           --
    Minority interest in loss of subsidiary          377,958           --          757,130           --
                                                 -----------    -----------    -----------    -----------

Net loss                                         $(1,115,044)   $  (442,484)   $(1,948,328)   $(1,056,134)
                                                 ===========    ===========    ===========    ===========

Loss per share                                   $   (193.58)   $      --      $   (336.73)   $      --
                                                 ===========    ===========    ===========    ===========

Weighted average shares                                5,760           --            5,786           --
                                                 ===========    ===========    ===========    ===========


                See notes to consolidated financial statements

                   Long Island Physician Holdings Corporation
                       Consolidated Cash Flows Statements
                                   (unaudited)

                                                              For the six months
                                                                ended June 30,
                                                             1996           1995
                                                          -----------    -----------
Cash flows from operating activities:
    Net Loss                                              $(1,948,328)   $(1,056,134)
    Adjustments to reconcile net loss to net cash flows
       from operating activities:
       Depreciation                                             2,143           --
       Minority interest in loss of subsidiary                242,870           --
    Changes in current assets and current liabilities:
       (Increase) in accounts receivable                   (1,796,666)          --
       (Increase) in interest receivable                       (4,898)          --
       (Increase) in prepaid expenses                        (228,663)          --
       (Increase) in loans receivable                        (250,000)          --
       (Decrease) in advances to affiliates                   811,357           --
       Increase in accounts payable                         3,556,278           --

       (Decrease) in due to affiliates                       (928,323)       928,537
       Increase in deferred revenue                            94,166           --
                                                          -----------    -----------
              Net cash used in operating activities          (450,064)      (127,597)

Cash flows from investing activities:
    Purchases of fixed assets                                 (21,981)          --
    Investment in NextStage Healthcare                        (68,406)
    Net increase in other assets                              (73,377)        (3,653)
                                                          -----------    -----------
              Net cash used in investing activities          (163,764)        (3,653)

Cash flows from financing activities:
    Proceeds from issuance of common stock                    211,399        156,000
    Payments from cash flow reserve                          (170,124)          --
                                                          -----------    -----------
              Net cash used in financing activities            41,275        156,000

              Net increase (decrease) in cash                (572,553)        24,750
              Cash beginning of period                      7,566,472           --
                                                          -----------    -----------
              Cash and cash equivalents, end of period    $ 6,993,919    $    24,750
                                                          ===========    ===========


                See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Unaudited Statements:

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present a fair statement of the results for the interim period presented. Operating results for the three and six month periods ended June 30, 1996 is not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Registration Statement 10-SB.

2.   Principles of Consolidation:

     The consolidated financial statements include the accounts of Long Island Physician Holdings Corp. (the "Company" or "LIPH"), a holding company for purposes aimed at advancing the delivery of healthcare on Long Island, its wholly-owned subsidiaries which consists of Island Practice Association, Inc., Island Behavioral Health Association, Inc., and Island Dental Professional Association, Inc., and its two-third (2/3) owned subsidiary, MDLI Healthcare, Inc. ("MDLI"), a health maintenance organization ("HMO"). Intercompany balances and activities are eliminated in consolidation.

3.   Net Loss Per Share of Common Stock:

     Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during each period.

4.   Unconsolidated Subsidiaries:

     The Company owns a thirty-three and one-third (33-1/3) interest in NextStage Healthcare Resources, Inc. ("NextStage Resources"). LIPH records the investment in NextStage Resources utilizing the equity method.

5.   Related Parties:

     NextStage Healthcare Management, Inc. ("NextStage Management") is a wholly owned subsidiary of NextStage Healthcare Resources, Inc.

     LIPH, MDLI and the IPAs have a management service agreement with NextStage Management. This agreement stipulates that NextStage Management will provide management and consulting services to MDLI for a five year period ending October 10, 2000. NextStage Management will perform most administrative services on behalf of MDLI. Under the terms of the agreement, MDLI is currently providing NextStage Management a management fee of 100% of costs incurred. When covered lives, the number of people enrolled, exceed 50,000, fees charged by NextStage Management will be based on a percentage of premiums generated by the HMO.

6.   Subsequent Events:

     The Company has authorized an investment of $1,000,000 in a new practice management company, MainStreet Practice Management, Inc. ("MainStreet"). As of June 30, 1996, the Company had advanced $500,000 for working capital needs during the start-up period. The balance due of $500,000 was paid July 5, 1996.

     MDLI's business plan for 1996 requires additional capital of $2,000,000. The Company committed to invest the additional capital required. The Company paid $1,000,000 July 5, 1996 and will invest the balance of $1,000,000 by January 1, 1997.

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

The Company had working capital of approximately $5,500,000 at June 30, 1996, compared to approximately ($900,000) at June 30, 1995. Of the $5,500,000, LIPH had working capital of $2,900,000 and MDLI had working capital of $2,600,000. The Company's current ratio at March 31, 1996 was 2.44 to 1. The increase in the Company's working capital and current ratio at June 30, 1996 compared to June 30, 1995 was primarily the result of the Company's efforts in raising capital through the sale of shares of the Company in an intrastate offering. MDLI did not commence operations until January 1, 1996.

Inflation


The Company does not anticipate that inflation will have any significant effect on its business particularly since the United States, the only market in which the Company currently intends to operate, is presently experiencing a relatively low rate of inflation.

Results Of Operations

Revenues

Revenues for the three (3) and six (6) months ended June 30, 1996, were approximately $5,400,000 and $8,100,000, respectively, generated primarily through the payments of health premiums by or on behalf of MDLI's enrollees. There were no revenues for the three (3) and six (6) months ended June 30, 1995. MDLI did not commence operations until January 1, 1996 and no revenues were generated other than interest income for 1995. Membership at June 30, 1996, was 7,246 subscribers, representing approximately 15,061 enrollees.

Costs And Expenses

Costs and expenses are broken down into two major categories, medical expenses and management fees. Medical expenses are based on percentage of premium, 83% at June 30, 1996, and allocated globally to the IPAs by contract for the payment of medical claims. The IPAs are currently spending less than the 83%. Medical expenses for the three (3) and six (6) months ended June 30, 1996 were approximately $4,500,000 and $6,700,000, respectively. Since there were no operations for the same three (3) and six (6) month period ended
June 30, 1995, there were no medical claims paid or incurred. Management fees for the three (3) and six (6) period ended June 30, 1996 were approximately $2,100,000 and $3,700,000, respectively. General and administrative expenses were approximately $510,000 and $660,000 for the three (3) and six (6) month periods ended June 30, 1996, as compared to approximately $440,000 and $1,060,000 for the same periods ended
June 30, 1995. During 1995, the Company incurred significant costs during the organizational stage of its development. Expenses included consulting and professional fees primarily for legal costs to obtain appropriate licensing and for healthcare business consultants utilized to develop and design the overall business strategy to develop the provider network.

Net Loss Applicable To Common Shareholders

Net loss applicable to common shareholders for the three (3) and six (6) months ended June 30, 1996 were ($1,115,000) or ($194) per share and ($1,950,000) or
($337) per share, respectively). There were no shares issued for the same periods ended June 30, 1995.

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

               None

ITEM 2 - Changes In Securities

               None

ITEM 3 - Defaults Upon Senior Securities

               None

ITEM 4 - Submission Of Matters To A Vote Of Security Holders

               None

ITEM 5 - Other Information

               None

ITEM 6 - Exhibits And Reports On Form 8-K

         (6) There were no reports on Form 8-K for the six months ended June 30, 1996.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized by

                             Long Island Physician Holdings, Corp.


Date September 30, 1996      _______________________________________
                             David Weissberg, MD, President and CEO



Date September 30, 1996      __________________________________________________
                             Harris S. Topel, CPA, Assistant Treasurer and  CFO