Form 10QSB
period 1996-09-30
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 1996-12-09
CIK 1006868

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For quarter ended  SEPTEMBER 30, 1996
                           -------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    ----------------

         Commission file number 0-27654-NY
                                ----------

                   Long Island Physician Holdings Corporation
        --------------------------------------------------------------
        (Exact name of small business issuer specified in its charter)

           New York                                     11-3232989
-------------------------------              ---------------------------------
(State of other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                    275 Broadhollow Road, Melville, NY       11747
------------------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)

                                 (516) 454-1900
------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                      None
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No
    ---------       ---------

Number of shares of Common Stock, $.001 par value, outstanding as of September 30, 1996.


                     1,523 Class A and 4,319 Class B shares
                     -------------------------------

  Transitional Small Business Disclosure Format (Check One) Yes       No   X
                                                                -----    -----

                                     INDEX

                                                                      Page No.
                                                                      --------
Part I.    Financial Information

           Consolidated Balance Sheets as of September 30, 1996
           (unaudited) and December 31, 1995 (audited)................      3

           Consolidated Statements of Operations for the three and
           nine months ended September 30, 1996 and September 30, 1995
           (unaudited)................................................      4

           Consolidated Statements of Cash Flows for the three and
           nine months ended September 30, 1996 and September 30, 1995
           (unaudited)................................................      5

           Notes to Consolidated Financial Statements.................    6-7

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................    8-9

Part II.   Other Information..........................................     10

           Signatures.................................................     10

                   Long Island Physician Holdings Corporation
                           Consolidated Balance Sheets

                                            September 30,   December 31,
                                               1996            1995
                                             (unaudited)     (audited)
                                            -------------  -------------
                               Assets

Current Assets

   Cash                                      $  7,324,173   $  7,566,472
   Accounts receivable                            990,277           -
   Interest receivable                             29,255           -
   Prepaid expenses                               228,404           -
   Loan receivable                                250,000           -
   Advances to affiliates                            -           811,357
                                            ----------------------------

          Total current assets                  8,822,109      8,377,829

Fixed Assets, net                                  24,403           -

Other Assets

   Restricted cash                              2,402,571      1,036,223
   Investments                                     52,243           -
   Other assets                                   206,359         52,982
                                            -------------  -------------

Total assets                                 $ 11,507,685   $  9,467,034
                                            =============  =============



                                         Liabilities and Stockholders Equity
Current Liabilities

   Accounts payable                          $  5,024,92    $       -
   Due to affiliates                             115,973       1,079,586
   Deferred revenue                               45,043          10,934
                                            -------------  -------------

          Total current liabilities             5,185,941      1,090,520

Minority interest                                 618,256         40,404

Stockholders Equity

   Class A common stock, $.001 par value;               2              2
     10,000 shares authorized, 1,523
     issued and outstanding
   Class B common stock, $.001 par value;               4              4
     25,000 shares authorized, 4,319
     issued and outstanding
   Additional paid in capital                  11,485,935     11,274,536
   Accumulated deficit                         (5,782,453)    (2,938,432)
                                            -------------  -------------

          Total stockholders equity          $  5,703,488   $  8,336,110
                                            -------------  -------------


Total liabilities and stockholders equity    $ 11,507,685   $  9,467,034
                                            =============  =============

                  See notes accompanying financial statements

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Operations
                                   (unaudited)

                                              For the three months        For the nine months
                                               ended September 30,        ended September 30,
                                                1996         1995         1996          1995
                                             -----------  ----------  -------------  -----------


Revenue                                      $ 7,275,332  $     -     $  15,372,365  $     -
                                             -----------  ----------  -------------  -----------

   Total gross revenue                         7,275,332        -        15,372,365        -

Medical Expense                                6,033,857        -        12,731,012        -
                                             -----------  ----------  -------------  -----------

   Total medical expenses                      6,033,857        -        12,731,012        -


   Net revenue                                 1,241,475        -        2,641,353        -
                                             -----------  ----------  -------------  -----------



Operating Expense

   Management fees                             2,021,818        -        5,733,279        -
   General and administrative expenses           375,390     282,952     1,033,241     1,339,319
                                             -----------  ----------  -------------  -----------

   Total operating expenses                    2,397,208     282,952     6,766,520     1,339,319

Interest income                                  111,185       1,726       326,755        1,959


Loss from operations before income from
 equity investments and minority interest     (1,044,548)   (281,226)   (3,798,412)   (1,337,360)
   Income from equity investments                (16,163)       -           32,243         -
   Minority interest in loss of subsidiary       165,018        -          922,148         -
                                             -----------  ----------  -------------  -----------

Net loss                                     $  (895,693) $ (281,226) $  (2,844,021) $(1,337,360)
                                             ===========  ==========  =============  ===========

Loss per share                               $   (155.50) $     -     $     (491.53) $     -
                                             ===========  ==========  =============  ===========

Weighted average shares                            5,760                      5,786        -
                                             ===========  ==========  =============  ===========

                  See notes accompanying financial statements

                   Long Island Physician Holdings Corporation
                       Consolidated Cash Flows Statements
                                   (unaudited)

                                                                       For the nine months
                                                                       ended September 30,
                                                                       1996           1995
                                                                   -------------  -------------
Cash flows from operating activities:

   Net Loss                                                        $  (2,844,021) $  (1,337,360)
   Adjustments to reconcile net loss to net cash flows
      from operating activities:

      Depreciation                                                         2,537            -
      Minority interest in loss of subsidiary                            577,852            -

   Changes in current assets and current liabilities:
      (Increase) in accounts receivable                                 (990,277)           -
      (Increase) in interest receivable                                  (29,255)           -
      (Increase) in prepaid expenses                                    (228,404)        (8,176)
      (Increase) in loans receivable                                    (250,000)           -
      (Decrease) in advances to affiliates                               811,357       (242,896)
      Increase in accounts payable                                     5,024,925            -
      (Decrease) in due to affiliates                                   (963,613)     1,449,478
      Increase in deferred revenue                                        34,109            -
                                                                   -------------  -------------
           Net cash used in operating activities                       1,145,210       (138,954)

Cash flows from investing activities:

   Purchases of fixed assets                                             (26,940)           -
   Investment in NextStage Healthcare                                    (52,243)
   Net increase in other assets                                         (153,377)           -
                                                                   -------------  -------------
           Net cash used in investing activities                        (232,560)           -

Cash flows from financing activities:

   Proceeds from issuance of common stock                                211,399      2,800,157
   Payments from cash flow reserve                                    (1,366,348)        (6,000)
                                                                   -------------  -------------
           Net cash used in financing activities                      (1,154,949)     2,794,157

           Net increase (decrease) in cash                              (242,299)     2,655,203
           Cash beginning of period                                    7,566,472            -
                                                                   -------------  -------------
           Cash and cash equivalents, end of period                $   7,324,173  $   2,655,203
                                                                   =============  =============

                  See notes accompanying financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Unaudited Statements:

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present a fair statement of the results for the interim period presented. Operating results for the three and nine month periods ended September 30, 1996, is not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Registration Statement 10-SB.

2.       Principles of Consolidation:

         The consolidated financial statements include the accounts of Long Island Physician Holdings Corp. (the "Company" or "LIPH"), a holding company for purposes aimed at advancing the delivery of healthcare on Long Island, its wholly-owned subsidiaries which consists of Island Practice Association, Inc., Island Behavioral Health Association, Inc., and Island Dental Professional Association, Inc. ("IPAs"), and its seventy-two percent (72%) owned subsidiary, MDLI Healthcare, Inc. ("MDLI"), a health maintenance organization ("HMO"). Intercompany balances and activities are eliminated in consolidation.

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

The Company had working capital of approximately $3,600,000 at September 30, 1996, compared to approximately $1,500,000 at September 30, 1995. Of the $3,600,000, LIPH had working capital of $1,400,000 and MDLI had working capital of $2,200,000. The Company's current ratio at September 30, 1996, was 1.7 to 1. The increase in the Company's working capital and current ratio at September 30, 1996, compared to September 30, 1995, was primarily the result of the Company's efforts in raising capital through the sale of shares of the Company in an intrastate offering. MDLI did not commence operations until January 1, 1996.

Inflation


The Company does not anticipate that inflation will have any significant effect on its business particularly since the United States, the only market in which the Company currently intends to operate, is presently experiencing a relatively low rate of inflation.

Results Of Operations

Revenues

Revenues for the three (3) and nine (9) months ended September 30, 1996, were approximately $7,300,000 and $15,400,000, respectively, generated primarily through the payments of health premiums by or on behalf of MDLI's enrollees. There were no revenues for the three (3) and nine (9) months ended September 30, 1995. MDLI did not commence operations until January 1, 1996, and no revenues were generated other than interest income for 1995. Membership at September 30, 1996, was 8,512 subscribers, representing approximately 17,479 enrollees.

Costs And Expenses

Costs and expenses are broken down into two major categories, medical expenses and management fees. Medical expenses are based on percentage of premium, 83% at September 30, 1996, and allocated globally to the IPAs by contract for the payment of medical claims. The IPAs are currently spending less than the 83%. Medical expenses for the three (3) and nine (9) months ended September 30, 1996, were approximately

$6,000,000 and $12,700,000, respectively. Since there were no operations for the same three (3) and nine (9) month period ended September 30, 1995, there were no medical claims paid or incurred. Management fees for the three (3) and nine (9) period ended September 30, 1996, were approximately $2,000,000 and $5,700,000, respectively. General and administrative expenses were approximately $380,000 and $1,000,000 for the three (3) and nine (9) month periods ended September 30, 1996, as compared to approximately $280,000 and $1,340,000 for the same periods ended September 30, 1995. During 1995, the Company incurred significant costs during the organizational stage of its development. Expenses included consulting and professional fees primarily for legal costs to obtain appropriate licensing and for healthcare business consultants utilized to develop and design the overall business strategy to develop the provider network.

Net Loss Applicable To Common Shareholders

Net loss applicable to common shareholders for the three (3) and nine (9) months ended September 30, 1996, were ($896,000) or ($156) net loss per share and ($2,850,000) or ($492) net loss per share, respectively. There were no shares issued for the same periods ended September 30, 1995.

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

         (6) There were no reports on Form 8-K for the nine months ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized by

                            Long Island Physician Holdings, Corp.
                            -------------------------------------

Date November 15, 1996
     -----------------      --------------------------------------------------
                            David Weissberg, MD, President and CEO

Date November 15, 1996
     -----------------      --------------------------------------------------
                            Harris S. Topel, CPA, Assistant Treasurer and CFO