Form 10KSB
period 1996-12-31
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 1997-10-28
CIK 1006868

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission File Number 0-27654

                   LONG ISLAND PHYSICIAN HOLDINGS CORPORATION
                 (Name of small business issuer in its charter)

               New York                               11-3232989
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)

                      One Huntington Quadrangle Suite 4C-01
                            Melville, New York 11747
               (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (516) 454-1900

                              Securities registered
                      pursuant to Section 12(b) of the Act:

                                      None

                              Securities registered
                      pursuant to Section 12(g) of the Act:

                      Class A Common Stock, par value $.001
                      Class B Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                Yes  X    No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The Issuer's revenues for the year ended December 31, 1996 were $23,834,000.

     The aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer (assuming for this purpose that all officers, directors and holders of more than 10% of the Company's outstanding voting stock are affiliates) cannot be determined since there is no trading market for such stock.

     As of March 15, 1997 there were 1,506 shares of Class A common stock and 4,334 shares of Class B common stock outstanding.

     Transitional Small Business Disclosure Format (check one:) Yes ___  No  X.

                                     PART I

1. Description of Business

General

     Long Island Physician Holdings Corporation (the "Company" or "LIPH"), incorporated on October 11, 1994 in the State of New York as a holding company and controlled by physicians residing in New York State and practicing on Long Island, New York for purposes aimed at advancing the delivery of healthcare.

     At December 31, 1996, the Company owned a seventy-three (73%) percent interest in MDNY Healthcare, Inc. ("MDNY"), formally MDLI Healthcare, Inc., a licensed health maintenance organization ("HMO"). At December 31, 1996, the Company had invested approximately $ 9,070,000 for this interest in MDNY, including a subscription for $351,932, which was paid in 1997. The remaining equity interest in MDNY of $3,360,000, including a subscription of $500,000, which was paid in January 1, 1997, is owned by the Catholic Healthcare Network of Long Island, Inc. ("CHNLI"). As a result of the Company's 73% ownership of MDNY, MDNY's financial statements are consolidated into the Company's audited financial statements.

     On November 12, 1996, the Company formed a wholly-owned subsidiary, LIPH LLC and contributed all of the Company's stock interests in three practice associations (Island Practice Association IPA, Inc., Island Behavioral Health Association IPA, Inc., Island Dental Professional Association IPA, Inc.) ("IPA's") , NextStage Healthcare, Inc. ("NextStage"), Mainstreet Practice Management Inc. ("Mainstreet"), Mainstreet Dental Management Corporation ("Mainstreet Dental"), as well as certain other assets to LIPH LLC.

     On November 14, 1996, the Company declared a dividend and distributed to all shareholders of record on November 17, 1996, all of the Membership Interests in LIPH LLC which were valued at $733,526.

     MDNY is an independent practice association-model HMO licensed by the State of New York to operate in Nassau and Suffolk counties. MDNY's operations commenced on January 1, 1996. At December 31, 1996, MDNY had 18,830 members, comprised of individuals and families, enrolled in its health maintenance plans. MDNY's primary product line includes point-of-service plans, traditional health maintenance organizations plans ("HMO"), and Medicare plans. A significant portion of MDNY's enrollees, approximately 65% of total enrollees, are covered by one employer, CHNLI, a related party.

     MDNY's HMO products are offered through two programs - MDSelect and MDClassic, each designed to meet specific needs and health benefit objectives. In the MDSelect program, a member selects a personal physician (PCP) who specializes in primary care and who will work with them to oversee all their healthcare needs. The PCP is the member's link to the network of medical professionals and specialists in MDNY's network. In the MDClassic program, at the time of enrollment, members select their PCP and also have immediate access to the MDNY network of specialists, without referral from the PCP. HMO premiums account for approximately 82% of total premiums earned.

     MDNY's point-of-service product allows members more flexible coverage as compared to the HMO product. As with the HMO, members may access MDNY's preferred network. Additionally, the point-of-service product gives members the freedom to select any physician outside the MDNY preferred network, even without a referral. Members who use this option must meet an annual deductible and pay the appropriate coinsurance. MDNY's point-of-service products are offered through the MDClassic and MDSelect programs. Point-of-service premiums account for approximately 18% of total premiums earned.

     In addition to the HMO and point-of-service products, beginning January 1, 1997, MDNY began offering MDNY Medicare Plans to Medicare eligible individuals. Under risk contracts with the Federal Health Care Financing Administration ("HCFA"), MDNY is paid a fixed per member per month capitation amount by the HCFA based upon a formula of the projected medical expense of each Medicare member. MDNY bears the risk that the actual costs of the healthcare services may exceed the per member per month capitation amount received by MDNY.

     MDNY maintains a contractual network with the Island Dental Professional Association I.P.A. in its service area through which it offers dental plans in conjunction with its health benefit plans. At June 30, 1997, MDNY had 25,484 persons enrolled in its medical insurance plans.

     In consideration of a management fee payable out of premium revenues by MDNY, NextStage provides the Company and the related IPA's with a wide range of management services, including credentialing of providers pursuant to the terms of the Management Services Agreement described below.

     Each IPA has contracted with MDNY for the provision of applicable healthcare services. Each IPA is responsible for contracting with individual healthcare providers. Oversight for the initial and continuous screening of participating healthcare providers is vested in the IPA's.

     As of March 15, 1997, the Company had no full-time employees, other than the Medical Director (who by statute is required to be an employee of MDNY). Pursuant to a Management Services Agreement dated October 11, 1995 (the "Management Services Agreement"), the Company, CHNLI and MDNY retained NextStage to provide a variety of management, administrative and operational services on behalf of MDNY and the Practice Associations.

     LIPH is contemplating a transaction whereby it will be merged into a new entity, MDNY Holdings, Inc. ("Holdings"), as a result of which the shareholders of LIPH will receive voting and non-voting interests in Holdings in the same proportion as their ownership in MDNY. CHNLI will own the same proportion in Holdings as it currently holds in MDNY. MDNY will then become a wholly-owned subsidiary of Holdings.

Regulatory Matters

     The operations of MDNY, the Company and the Practice Associations are subject to substantial regulations and to risks associated with changes in such regulations. In management's opinion, MDNY, the Company and the Practice Associations are substantially in compliance with such regulations.

     Federal Regulation:

     One of the most significant applicable federal laws is the Health Maintenance Organization Act of 1973, as amended (the "HMO Act"), and the rules and regulations promulgated thereunder. The HMO Act governs federally qualified HMO's, and prescribes the manner in which such HMO's must be organized and operated.

     State Regulation:

     New York State regulates HMOs pursuant to Article 44 of the Public Health Law. Subject to the provisions of Article 44, HMOs are exempt from the Insurance Law and regulations. State laws require that MDNY obtain a Certificate of Authority from the NYS Department of Health in order to operate as an HMO, which certificate was issued to MDNY on November 1, 1995. As an HMO, MDNY is subject to a full panoply of regulatory requirements imposed by the State of New York, including requirements governing reporting, quality assurance, provider contracting, management agreements, financial and solvency issues, rate-setting, scope of benefits, marketing and related matters. In addition, HMOs are subject to comprehensive on-site evaluations conducted by the NYS Departments of Health and Insurance every three years.

     By law and regulation, MDNY is required to satisfy certain financial and solvency requirements. In particular, pursuant to New York State Department of Health regulation, MDNY must have reserves of $100,000 or five percent (5%) of the estimated expenditures for health care services for the year. MDNY had available cash in excess of such amount as of December 31, 1996.

     In addition, certain Federal and New York State laws limit the extent to which healthcare providers may refer patients to businesses or facilities in which the health care provider has a financial interest. In pursuing healthcare-related business opportunities and investments in the future, the Company will be required to limit its ownership, investment and payment practices and procedures and may be unable to invest in, contract with, or own certain healthcare entities unless the proposed arrangement satisfies the terms of applicable Federal and New York State laws.

     Furthermore, fees paid by MDNY for management services provided to the Company and Practice Associations by NextStage pursuant to the Management Services Agreement are based on a percentage of premium revenues and are subject to New York State Department of Health approval.

     Effective January 1, 1997 New York State enacted the Health Care Reform Act of 1996 (the "Act") which allows all private healthcare payors to negotiate payment rates for inpatient hospital services. Previously, only HMO's could negotiate rates for these services. Also, effective January 1, MDNY is required to make payments to state funding pools to finance hospital bad debt and charity care, graduate medical education, and other state programs under the Act. Previously, hospital bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services.

     It is difficult to predict whether additional regulatory requirements may apply to the operations of MDNY, the Company and the Practice Associations. It should be assumed, however, that the health care delivery system in New York State will continue to be subject to a high level of regulatory control, which may impose additional limitations on the ability of the Company to engage in various financial transactions.

     Federal and New York State policymakers are continually considering changes to laws and regulations applicable to HMOs. Over the past year, bills have been introduced in the New York legislature which would require HMOs to allow any physician to participate in the HMO regardless of geographic need would subject HMOs to liability for delays in patient treatment pending HMO authorization therefor, and other important factors that would subject HMOs to other new regulatory requirements. In addition, Congress is considering significant changes to both the Medicare and Medicaid programs.

     The proposed regulatory changes described above, if enacted, could increase health care costs and administrative expenses. In addition, the various bills introduced in Congress and the state legislature contain provisions which may facilitate entry of competing managed care organizations into MDNY's service areas.

Competition

     The Healthcare industry, both generally and in the Metropolitan Area, is characterized by intense competition. MDNY is competing with other HMOs, prepaid medical plans and conventional health insurers, many of which have been in existence for longer periods of time than MDNY, are better established than MDNY and have substantially greater financial resources, management experience and product development programs than MDNY. In addition, other firms with resources greater than those of MDNY and the Company may enter into competition with MDNY by providing, for example, alternative healthcare delivery systems or by offering greater benefits for a smaller premium payment. There can be no assurance that MDNY will be able to compete successfully against such other firms. If MDNY is unable to attract subscribers for its medical services, it will adversely affect MDNY's ability to generate revenues, thereby limiting MDNY's ability to make provider payments to the Practice Associations and make distributions to MDNY Holdings, LLC, a newly formed New York limited liability company ("Holdings").

MDNY Expansion Plans

     MDNY is seeking to expand its financial and service resources and to expand its service area by offering equity interests in MDNY Holdings, LLC, to health care providers and hospitals in other areas of New York State who will also organize IPAs or other entities which will contract with MDNY for the provision of medical and hospital services to MDNY's enrollees. Presently, MDNY is actively pursuing expansion into the Hudson Valley region of New York State, Five Boroughs of New York City and the Western New York area.

Contemplated Restructuring of MDNY Ownership

     The Company presently owns all the shares of Class A common stock and CHNLI owns all of the Class B common stock of MDNY Healthcare, Inc. MDNY, the Company and CHNLI have agreed that to facilitate MDNY's expansion plans, the equity interests in MDNY should be owned by MDNY Holdings, LLC, which has been organized for that purpose. CHNLI and all future investors would own interests in Holdings rather than MDNY and the shareholders of the Company will hold interests in Holdings directly rather than through their interests in the Company (the "MDNY Restructuring").

     To accomplish the MDNY Restructuring, which was approved April 15, 1997, it would include the following steps: (i) immediately prior to the merger, CHNLI will exchange its 336 shares of MDNY Class B voting common stock for newly-created Class C voting Common Stock of the Company and Class B Common Stock of the Company in proportions which will preserve the relative voting rights of CHNLI and the Company in MDNY that existed prior to the MDNY Restructuring and (ii) the Company will be merged into Holdings, as a result of which the shareholders of the Company, including CHNLI, will receive voting and non-voting interests in Holdings in the same proportion as their ownership of shares of Class A, Class B and Class C Common Stock of the Company immediately prior to the MDNY Restructuring. Due to the fact that the exchange is to occur simultaneously with the merger of the Company into Holdings, there will be no significant effect on existing shareholders of the Company as a result of the issuance of Class C Common Stock. The distribution of Holdings Interests to the Company's shareholders and CHNLI will be effected pursuant to an exemption from the registration requirements of the Securities Act for intrastate offerings. The merger and the exchange are subject to the satisfaction of certain conditions and is expected to take place just prior to the time MDNY expects to complete a sale of equity securities in one of its expansion areas.

2. Description of Property

     In April 1997, the Company relocated its offices to One Huntington Quadrangle, Suite 4C01, Melville, NY 11747. NextStage provides the Company's officers with office facilities. The new lease, under which NextStage is the Leasee, expires February 15, 2002. The prior space at 275 Broadhollow Road, Melville, New York has been assigned for sublease to North Fork Bank for the balance of the lease term which expires June 30, 1999.

3. Legal Proceedings

None.

4. Submission of Matters to a Vote of Security Holders.


Not Applicable

                                     PART II

5. Market for Common Equity and Related Stockholder Matters

     There is no present market for the shares of the Company. In addition, the Company's Common Stock is subject to various transfer restrictions. Under certain circumstances, the Company has a right, but not the obligation, to purchase stock of the Company to be transferred at a price based on the per share value determined by an independent certified public accountant.

     The Company has never paid any dividends on its Common Stock, and does not anticipate that dividends on the Common Stock will be declared and paid at any time in the foreseeable future. Payment of dividends will be contingent upon the Company's revenues and earnings, if any, and the capital requirements and general financial condition of the Company and of its subsidiaries. The payment of dividends in the future is entirely within the discretion of the Company's Board of Directors. It is the present intention of the Company's Board of Directors to retain all earnings, if any, for use in connection with its business operations. Accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

     Between September 22, 1995 and January 20, 1996, the Company sold 1,506 shares of its Class A Common Stock and 4,333 shares of its Class B Common Stock to medical practitioners who were bona fide residents of the State of New York pursuant to an exemption from the registration requirements of the Securities Act of 1933 for intrastate offerings as set forth in Section 3(a)(11) of said Act.

6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company was organized to advance the cost-effective delivery of high quality healthcare on Long Island, New York. In order to achieve this, it was recognized that its healthcare professionals needed to be able to make the healthcare delivery decisions for their patients.

     Concurrent with the establishment of MDNY, a management company, NextStage, was established both to provide the administrative services for MDNY and LIPH as well as assist LIPH in other endeavors that advance LIPH's interests. All the staff supporting MDNY and LIPH, except the Medical Director (who by statute is required to be an employee of the HMO) are NextStage employees.

     The creation of these entities has enabled LIPH to begin to achieve the changes sought by its formation. As of November 1, 1995, MDNY received its New York State license as an HMO, and as of January 1, 1996, MDNY enrolled its first subscribers and commenced operations.


     As a holding company, LIPH does not have any operations that need or provide funds. However, LIPH does require funds for legal, accounting and corporate maintenance.

     Until November 13, 1996, the Company owned (i) all of the shares of common stock of the three IPA's which have service contracts with MDNY, (ii) all of the shares of MainStreet, (iii) a one-third (1/3) interest in NextStage, and (iv) a minority interest in MainStreet Dental. The Company was also the holder of a note for $250,000 from Queens Physician Holdings Corp. On that date the Company exchanged its shares in the IPAs, its other investments and certain other assets for all of the voting and non-voting membership interests of LIPH, LLC, a newly formed New York limited liability company and declared a distribution of the voting and non-voting membership interests in LIPH, LLC to the shareholders of record of the Company on November 14, 1996. As a result of the restructuring, the only assets remaining with Company as of November 14, 1996, were its interest in MDNY common stock, its cash and certain prepaid expenses. Prior to the contemplated merger of the Company into MDNY Holdings, LLC as described in item 1, the Company's remaining cash and prepaid expenses, less a reserve for certain liabilities will be transferred to LIPH, LLC as part of the exchange. In addition, LIPH, LLC agreed to grant options to holders of outstanding options to acquire shares of the Company's common stock. Such option holders will receive options to acquire non-voting membership interests in LIPH, LLC. The total exercise price of the original options will be allocated between those options and the new LIPH, LLC options in the same proportions that the cost of the LIPH assets distributed to LIPH, LLC bears to the cost of the assets retained by LIPH.

Results of Operations

1996 Compared with 1995

Revenue:

     During 1995, the Company was in its start-up phase and did not commence operations until January 1, 1996. The only revenue generated was interest income relating to cash temporarily invested in money market accounts.

     However, revenues for the year ended December 31, 1996, were approximately $23,343,000, generated primarily through earned health premiums by or on behalf of MDNY's enrollees. At December 31, 1996, MDNY had 18,830 enrollees. Investment income for the year was approximately $491,000.

Costs and Expenses:

     Total expenses for the year ended December 31, 1996 was $28,080,902 as compared to $4,480,570 for the year ended December 31, 1995. The primary reason for the $23,600,332 increase is a result of incurring $19,444,504 of medical claims expenses in 1996 relating to the commencement of operations. The remaining portion of the increase in expenses is due to increases in management service expenses due to the commencement of operations.

     During 1996, the Company incurred $1.6 million of consulting and professional fees relating Company restructuring and obtaining licensing for the MDNY's Medicare Plan. During 1995, the Company incurred approximately $1.3 million in organizational costs primarily for legal costs to obtain appropriate licensing and for healthcare business consultants utilized to develop and design the overall business strategy and develop the provider network.

     In addition during 1995, the Company and MDNY began the process of hiring a qualified management team and support staff to prepare for MDNY's inception of full operations. Such salaries and related costs approximated $884,000 for 1995 as compared to approximately $3,801,000 for 1996. The increase in salary expenses relates to the commencement of operations on January 1, 1997.

     General and administrative costs of approximately $776,000 were incurred in connection with recruiting, rent, printing and other general costs, including marketing and advertisement of MDNY during 1995. In 1996, these costs increased to approximately $2,310,000 primarily due to increased marketing expenses associated with soliciting enrollees, increase rental payments, increased recruitment expenses relating to employing qualified personnel to operate an HMO, and increased depreciation expenses.

Net Loss:

     Net loss for the year ended 1996 was $3,912,579 compared to a net loss for the year ended 1995 of $2,938,432. The increased loss of $912,147 was is a function of MDNY incurring significant costs associated with the commencement of operations whereas prior year expenses were related to development and design of the HMO. The Company's future profitability is dependent, in part, on its ability to predict and maintain effective control over healthcare costs while at the same time increasing enrollment in existing service areas and expanding into new service areas. The Company will continue to make significant commitments in marketing to potential enrollees on Long Island and expansion areas. In addition, the Company will incur the necessary costs to expand MDNY's service area.

Liquidity and Capital Resources:

     Cash flows used in operations and investing activities of $903,449 and $2,914,922, respectively, offset by net cash provided from financing activities of $2,740,223 contributed to the net decrease in cash and cash equivalents of $1,078,148. Net cash used in operating and investing activities relates primarily to costs and investments made to begin and continue operations of the HMO. Cash received from financing activities were obtained in conjunction with the Company's offering of securities.

     The Company currently plans to expand its operations into the Hudson Valley region of New York State, the five boroughs of New York City, and the western New York State area through additional equity offerings by MDNY Holdings, LLC.

Although the Company believes that the anticipated future cash flow from operations, along with cash on hand and available, will be sufficient to meet working capital requirements during 1997, the continued success of the Company is dependent of the success of the expansion area private placement offerings.

     In addition, in accordance with New York State Insurance Department regulations, the Company is required to maintain certain amounts on deposit in an escrow account for the protection of enrollees. The Company had $462,550 of cash, along with $1,164,372 of U.S. Treasury Securities, on deposit in escrow at December 31, 1996.

Inflation:

     The Company does not anticipate that inflation will have any significant effect on its business particularly since the United States, the only market in which the Company currently intends to operate, is presently experiencing a relatively low rate of inflation.

Certain Factors That May Affect Future Results:

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities Exchange Commission (including this Form 10KSB) may contain statements which are not historical facts, so-called "forward-looking statements", which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Relating to the sufficiency of funds for the Company's reserve requirements, the Company's expectation that future cash flow will continue to be provided from operations and the Company's not presently anticipating that inflation will have any significant impact on its business may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

     The Company's future results are subject to substantial risks and uncertainties. The Company may require additional capital in the future and there is no assurance that without expanding into the proposed Expansion Areas, MDNY will be able to meet these capital needs based on results of operations. This could have an adverse effect on the Company's business, results of operations and financial condition.

     MDNY's profitability, and the profitability of the Company, and future profitability of Holdings, is dependent on the ability of MDNY to correctly anticipate increases in healthcare costs and to manage such increases effectively. Factors such as those described under "Business Competition", include MDNY's ability to engage and retain qualified marketing employees and independent brokers and other factors could have a material effect on MDNY's plans to increase its enrollment. Factors such as increased costs and utilization of high-technology diagnostic testing and treatments, increased medical malpractice insurance costs, increased operating expenses for hospitals and healthcare providers, changes in federal and/or state legislation (including reimbursement legislation), as well as major public health crises and epidemics are all contributing to the costs of delivery in the United States. As a result of these external factors, as well as other unforeseen factors, there can be no assurance that MDNY and the Practice Associations will be able to attract and retain substantial numbers of new enrollees or to accurately anticipate and effectively manage future healthcare cost increases. To the extent that healthcare costs increase and MDNY is unable to pass-along such increases in the form of higher premiums, the Practice Associations may be unable to provide the required services to MDNY's enrollees for the percentage of premium revenues payable to them by MDNY.

     The provisions of healthcare services, in general, subjects MDNY to high levels of regulatory review in New York State. MDNY may not operate as an HMO in any of the expansion areas until the Expansion Applications are approved by the NYS Department of Health. Further, MDNY's activities, including premiums charged to subscribers, payments made to providers of care, business transactions (including management service agreements) entered into with other parties, marketing practices, quality assurance activities and the full range of other business operations are subject to NYS Department of Health review and/or approval. Under current New York law, the Practice Associations are not permitted to engage in business activities other than providing medical services, except those as may be expressly permitted by New York State.

7. Financial Statements and Supplementary Data

Long Island Physician Holdings Corporation
Index to Financial Statements

                                                                                                              Pages
 Report of Independent Accountants                                                                              F-2

 Financial statements:
     Consolidated Balance Sheets, December 31, 1996 and 1995                                                    F-3

     Consolidated Statements of Operations and Accumulated Deficit
       for the years ended December 31, 1996 and 1995                                                           F-4

     Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995                       F-5

     Notes to Consolidated Financial Statements                                                             F-6 - F-11

Report of Independent Accountants

To the Shareholders and Board of Directors of Long Island Physician Holdings Corporation:

We have audited the accompanying consolidated financial statements of Long Island Physician Holdings Corporation listed in the index on page F-1 of this Form 10-KSB. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Long Island Physician Holdings Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   /s/ COOPERS & LYBRAND L.L.P.

Melville, New York
February 14, 1997.

Long Island Physician Holdings Corporation
Consolidated Balance Sheets
December 31, 1996 and 1995

                                         ASSETS:                                                 1996               1995
 Cash and cash equivalents                                                                  $     6,488,324    $     7,566,472
 Cash escrow                                                                                                         1,036,223
 Premium receivables (net of allowance for uncollectible accounts
     of $44,837 in 1996)                                                                          1,243,582
 Reinsurance recoverable (net of allowance for uncollectible accounts
     of $100,946 in 1996)                                                                           235,541
 Due from NextStage Healthcare Management of New York, Inc.                                          63,428            711,357
 Advances to affiliate                                                                                                 100,000
 Investment in NextStage Healthcare Management of New York, Inc.                                                        20,000
 Goodwill                                                                                           249,404
 Other assets                                                                                        45,199             32,982
                                                                                            ----------------   ----------------
             Total current assets                                                                 8,325,478          9,467,034

 Restricted cash and investments                                                                  1,626,922
 Management fee retainer                                                                            648,657
                                                                                            ----------------   ----------------
             Total assets                                                                   $    10,601,057    $     9,467,034
                                                                                            ================   ================

                          LIABILITIES AND STOCKHOLDERS' EQUITY:

 Medical claims payable                                                                     $     5,222,417
 Due to affiliate for operating expenses                                                                       $     1,079,586
 Deferred revenue                                                                                   425,054
 Other liabilities                                                                                  278,310             10,934
                                                                                            ----------------   ----------------
             Total current liabilities                                                            5,925,781          1,090,520

 Minority interest in MDNY Healthcare, Inc.                                                         781,271             40,404

 Stockholders' equity:

     Class A common stock, $.01 par value; 10,000 shares authorized,
       1,506 and 1,467 issued and outstanding in 1996 and 1995, respectively                              2                  2
     Class B common stock, $.001 par value; 25,000 shares authorized,
       4,333 and 4,270 issued and outstanding in 1996 and 1995, respectively                              4                  4
     Additional paid-in capital                                                                  11,478,536         11,274,536
     Accumulated deficit                                                                         (7,584,537)        (2,938,432)
                                                                                            ----------------   ----------------
               Total stockholders' equity                                                         3,894,005          8,336,110
                                                                                            ----------------   ----------------

               Total liabilities and stockholders' equity                                   $    10,601,057    $     9,467,034

                                                                                            ================   ================

 The accompanying notes are an integral part of the financial statements.

Long Island Physician Holdings Corporation
Consolidated Statements of Operations and Accumulated Deficit for the years ended December 31, 1996 and 1995

                                                                                          1996              1995
 Revenue:
     Premiums earned                                                                 $   23,343,111
     Investment and other income                                                            491,149    $       222,542
                                                                                     ---------------   ----------------
               Total revenue                                                             23,834,260            222,542

 Expenses:
     Medical claims expense                                                              19,444,504
     Management fees paid to related parties                                              7,736,961          2,990,836
     General and administrative expenses                                                    854,600          1,489,734
     Provision for uncollectible accounts                                                    44,837
                                                                                     ---------------   ----------------
               Total expenses                                                            28,080,902          4,480,570
                                                                                     ---------------   ----------------

               Loss from operations                                                      (4,246,642)        (4,258,028)

 Loss on operations of spun-off subsidiary                                                 (654,474)
 Loss in equity investment                                                                  (20,000)
                                                                                     ---------------   ----------------
               Loss before minority interest                                             (4,921,116)        (4,258,028)

 Minority interest in loss of subsidiary                                                  1,008,537          1,319,596
                                                                                     ---------------   ----------------
               Net loss                                                                  (3,912,579)        (2,938,432)

 Accumulated deficit, beginning of year                                                  (2,938,432)
 Distribution to shareholders of spun-off subsidiary                                       (733,526)
                                                                                     ---------------   ----------------
               Accumulated deficit, end of year                                      $   (7,584,537)    $   (2,938,432)
                                                                                     ===============   ================

 Loss per share                                                                      $         (670)    $         (512)
                                                                                     ===============   ================

 Weighted average shares                                                                      5,839              5,737
                                                                                     ===============   ================

 The accompanying notes are an integral part of the financial statements.

Long Island Physician Holdings Corporation
Consolidated Statements of Cash Flows
for the year ended December 31, 1996 and 1995

                                                                                                 1996               1995
 Cash flows from operating activities:
     Net loss                                                                               $    (3,912,579)        (2,938,432)
     Adjustments to reconcile net loss to net cash flows from operating activities:
       Provision for uncollectible accounts                                                         145,783
       Loss from spun-off subsidiaries                                                              654,474
       Loss in equity investment                                                                     20,000
       Expenses paid by minority interest shareholders                                                                 360,000
       Minority interest in loss of subsidiary                                                   (1,008,537)        (1,319,596)
     Changes in assets and liabilities:
       Medical claims payable                                                                     5,222,417
       Management fee retainer                                                                     (648,657)
       Premium receivable                                                                        (1,288,419)
       Other assets                                                                                (348,704)           (32,982)
       Liability for operating expenses                                                          (1,079,586)         1,079,586
       Other liabilities                                                                            692,430             10,934
       Net advances to NextStage Healthcare Management, Inc.                                        647,929           (711,357)
                                                                                            ----------------   ----------------
               Net cash used in operating activities                                               (903,449)        (3,551,847)
                                                                                            ----------------   ----------------

 Cash flows from investing activities:
     Purchase of U.S. Treasury Securities                                                        (1,164,372)
     Cash received from (advanced to) affiliate                                                     100,000           (100,000)
     Investment in NextStage Healthcare Management, Inc.                                                               (20,000)
     Deposits in restricted cash account                                                           (462,550)
     Investment in spun-off subsidiaries                                                         (1,388,000)
                                                                                            ----------------   ----------------
               Net cash used in investing activities                                             (2,914,922)          (120,000)
                                                                                            ----------------   ----------------

 Cash flows from financing activities:
     Payments of stock issuance costs                                                                                 (199,458)
     Proceeds from issuance of common stock                                                         204,000         11,474,000
     Receipts for (payments to) cash escrow reserve                                               1,036,223         (1,036,223)
     Proceeds from notes payable                                                                                     1,850,000
     Cash received by MDNY from minority shareholders                                             1,500,000
     Repayments of notes payable                                                                                      (850,000)
                                                                                            ----------------   ----------------
               Net cash provided by financing activities                                          2,740,223         11,238,319
                                                                                            ----------------   ----------------

 Net decrease in cash and cash equivalents                                                       (1,078,148)


 Cash and cash equivalents, beginning of year                                                     7,566,472
                                                                                            ----------------   ----------------
               Cash and cash equivalents, end of year                                       $     6,488,324          7,566,472
                                                                                            ================   ================

 Non-cash activity:
     In 1996, the Company distributed its investment in certain subsidiaries of
       $733,526, net of losses of $654,474 to its shareholders.
     In 1995, the Company issued 500 shares of Class B common stock as repayment for $1,000,000 note payable.
     In 1995, MDLI issued 36 shares of Class B stock in lieu of expenses of $360,000 paid by minority shareholder of MDLI.

 The accompanying notes are an integral part of the financial statements.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements

  1.   Organization:

       Long Island Physician Holdings Corporation (the "Company" or "LIPH") was incorporated on October, 11, 1994 in the State of New York as a holding company for purposes aimed at advancing the delivery of healthcare on Long Island, New York (Queens, Nassau and Suffolk Counties). The Company is controlled by individual physicians residing in New York State. The accompanying consolidated financial statements include the activity of the Company and its majority owned subsidiary, MDNY Healthcare, Inc. ("MDNY"), a health maintenance organization.

       MDNY's operations commenced on January 1, 1996. In the prior year, MDNY was a development stage enterprise.

  2.   Summary of Significant Accounting Policies:

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, MDNY. Intercompany balances and activities are eliminated in consolidation. During 1996, the Company invested $1,388,000 in various companies and certain other assets. Such companies generated losses of $654,474 in 1996. The remaining net book value of $733,526 was contributed to a subsidiary, LIPH L.L.C., which company was then spun-off as a dividend to the shareholders of LIPH. (See
       Note 6.)

       Cash and Cash Equivalents

       The Company includes investments in highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.


       The Company maintains its excess cash reserves in a money market account. In order to minimize risk of loss, such funds are maintained with a major New York bank.

       Restricted Cash

       In accordance with New York State Insurance Department regulations, the Company is required to maintain certain amounts on deposit in an escrow account for the protection of enrollees. The Company had $462,550 of cash, along with $1,164,372 of U.S. Treasury Securities, on deposit in escrow at December 31, 1996.

       Investments

       Marketable debt securities consisting of U.S. Treasury securities, classified as available for sale, are carried at fair value, which approximates cost.

       Goodwill

       As a result of the purchase of additional shares in MDNY in 1996, the Company has recorded goodwill for the excess of purchase price over the net book value of the acquired investment. Such goodwill is being amortized over 15 years.

       Premium Revenue

       Membership contracts are written on an annual basis subject to cancellation by the employer group upon thirty days written notice. Premiums are due monthly and are recognized as revenue during the period in which the Company is obligated to provide services to subscribers. Premiums collected in advance are deferred and recorded as unearned premium revenue.

       Reinsurance

       Reinsurance premiums are included as healthcare costs and reinsurance recoveries, net of allowance for uncollectible accounts, are reported as a reduction of related healthcare costs.

       Healthcare Service Costs

       The Company contracts with various healthcare providers for the provision of certain medical care services to its members. The costs of inpatient hospitalization and outside medical services provided or contracted for are accrued in the period they are incurred. The costs of claims incurred but not reported are estimated based on historical data, current enrollment statistics, patient census data and other information. Such estimates and the resulting reserves are continually reviewed and updated, and any adjustments resulting therefrom are reflected in earnings currently. The liability for these costs is recorded as medical claims payable.

       Cash Escrow

       During 1996 and 1995, restricted cash was held on deposit in an escrow account with a third-party to cover the refund to any subscriber of common stock in connection with the Company's intrastate securities offering. The cash held in escrow at December 31, 1995 was released upon completion of the "credentialing" process during 1996.

       Income Taxes

       Under the balance sheet-based liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"), deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when the differences reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount expected to be realized.

       As of December 31, 1996 and 1995, the Company's net operating loss for tax purposes will differ from the loss for financial reporting purposes as a result of certain costs being capitalized and expensed over a five-year period for tax purposes. The Company has recorded a full valuation allowance against the potential future benefit of such deferred tax assets.

       Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to claims incurred but not reported which approximate $5.1 million at December 31, 1996.


       Loss Per Share

       Loss per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. Such shares were authorized for issuance in connection with the closing of the private placement offering on September 22, 1995 and, accordingly, are deemed outstanding for the full year.

  3.   MDNY Healthcare, Inc:

       At December 31, 1996, the Company holds 907 shares of MDNY's $.001 par value Class A common stock, for which it paid $9,070,000 and a subscription receivable for $351,932. The Catholic Healthcare Network of Long Island ("CHNLI") holds 336 shares of MDNY's $.001 par value Class B common stock for which it paid $1,360,000 and a subscription receivable for $500,000. The subscriptions are payable through 1997. CHNLI's ownership interest in MDNY is reflected as minority interest in the accompanying consolidated financial statements.

       The holders of Class A common stock, voting as a class, shall elect 10 directors by the affirmative vote of the majority of the issued and outstanding Class A common stock entitled to vote thereon. The holders of Class B common stock, voting as a class, shall elect 4 directors by the affirmative vote of the majority of the issued and outstanding Class B common stock entitled to vote thereon. The holders of Class A and Class B common stock, voting together, shall elect four directors by the affirmative vote of the majority of the issued and outstanding Class A and Class B common stock entitled to vote thereon.

       CHNLI shall have the following additional rights:

       o CHNLI, being the owner of 100% of MDNY's Class B common stock, shall have the right to nominate and elect four members of the MDNY board of directors, and have representation on certain key committees of the MDNY board.

       o A supermajority voting provision is included in the MDNY by-laws with respect to (i) the selection and inclusion of network hospitals, (ii) amendment, modification or change to the MDNY by-laws, (iii) any modification or change to risk pool funding methodologies, (iv) the issuance of additional shares of MDNY stock, and (v) the transfer by either CHNLI or the Company of any MDNY stock held by either entity. The separate and affirmative vote of (1) at least a majority of the CHNLI-elected directors and (2) at least a majority of the non-CHNLI-appointed directors shall be required to effect any of the foregoing actions of the MDNY board.

       o CHNLI hospitals shall be engaged by MDNY as the exclusive provider of available in-patient services within each CHNLI member's local service area. Certain of the CHNLI hospitals have also been granted exclusive provider arrangements for specific specialty services, including the engagement of St. Francis as MDNY's exclusive provider of tertiary cardiac services such as open heart surgery.

       o The Company and CHNLI will receive a management fee equal to one percent of premiums after MDNY achieves break-even (defined as the enrollment of 50,000 lives). A management fee was not provided to the Company or CHNLI during 1996 as MDNY does not yet cover 50,000 lives.

  4.   State Reserve Requirements:

       As a condition of continued licensure by the State of New York, the Company must maintain a minimum level of statutory capital to protect its subscribers in the event the Company is unable to meet its obligations. The amount of this statutory capital requirement is based on a percentage of premium revenue. The Company meets such requirements as of December 31, 1996.

  5.   Reinsurance:

       The Company entered into a stop-loss insurance agreement with an insurance company to limit its losses on individual claims. Under the terms of this agreement, a portion of paid claims in excess of $75,000 for hospital services and $15,000 for physician services are reimbursed to the Company.

       Stop-loss insurance premiums of approximately $318,000 are included in healthcare costs. Approximately $243,000 of stop-loss recoveries, net of allowance for uncollectible accounts, are deducted from healthcare costs.

       Reinsurance recoverables, net of allowance for doubtful accounts, recorded at December 31, 1996 are $235,541.

  6.   Stockholder's Equity:

       During 1995, the Company offered its shares through a private placement offering to various office based physicians, psychologists, podiatrists and dentists practicing on Long Island, New York (Queens, Nassau and Suffolk Counties, New York).

       Shares of Class A and Class B common stock were offered to physicians based on their service specialty at a price of $2,000 per share. The Class A common stock is voting stock and has been offered only to primary care physicians, specialty care physicians, anesthesiologists and oral surgeons. The Class B common stock is non-voting stock. Holders of Class B common stock will not be entitled to vote their shares of Class B common stock at meetings of the Company's stockholders, except as provided by the Business Corporation Law of the State of New York with respect to certain extraordinary corporate transactions.

       During 1995, the Company has raised $11,474,000 of equity in connection with the offering, net of offering costs of $199,458. During 1996, the Company issued 39 Class A shares and 63 Class B shares for $204,000.

       During 1996, the Company has issued to certain organizers 1,115 options to purchase shares of Class B common stock at $2,000 per share, exercisable at any time after July 1, 1998. The options are non-transferable and expire on July 1, 2005.

       On November 12, 1996, the Company formed a wholly-owned subsidiary, Long Island Physician Holdings L.L.C. ("LIPH LLC") and contributed all of the Company's stock interests in Island Practice Association IPA, Inc., Island Behavioral Health Association IPA, Inc., Island Dental Professional Association IPA, Inc., NextStage Healthcare, Inc., Mainstreet Practice Management Inc., Mainstreet Dental Management Corporation, as well as certain other assets to LIPH L.L.C.

       On November 14, 1996, the Company declared a dividend and distributed to all shareholders of record on November 17, 1996, all of the Membership Interests in LIPH LLC in the amount of $733,526.

  7.   Related Parties:

       MDNY has a management services agreement with NextStage Healthcare Management of New York, Inc. ("NextStage Management") This agreement stipulates that NextStage Management will provide management and consulting services to MDNY for a five year period ending October 10, 2000. NextStage will perform most administrative services on behalf of MDNY. Under the terms of the agreement, MDNY is currently providing NextStage Management a management fee of 100% of costs incurred. When MDNY's covered lives exceed 50,000, fees charged by NextStage Management will be based on a percentage of premiums. Management fee expenses incurred in 1996 and 1995 were $7,736,961 and $2,990,836, respectively.

       Management fee expenses included charges for the following:


                                                                                 1996              1995

          Salaries and related costs                                        $    3,800,566    $       884,146
          Consulting and professional fees                                       1,626,063          1,330,827
          General and administrative expenses                                    1,544,295            595,808
          Marketing expenses                                                       483,687            180,055
          Depreciation expense                                                     282,350
                                                                            ---------------   ----------------
                                                                            $    7,736,961    $     2,990,836
                                                                            ===============   ================

       Under the management service agreement with NextStage Management, the Company is required to deposit a management fee retainer. The amount of the required deposit is based on a calculation of one month's management fee. The amount on deposit with NextStage Management at December 31, 1996 is $648,657.

       Shareholders of LIPH, primarily physicians who are members of practice associations, and CHNLI will provide the majority of healthcare services to MDNY.

       The Company has entered into contracts with MDNY-affiliated practice associations which provide that the Company shall withhold a portion of paid claims as part of a risk-sharing methodology and pay these practice associations, collectively as payment for covered services, 83% of premiums. Withheld amounts due to these practice associations at December 31, 1996 are $85,534 and are included in medical claims payable.

       The Company has incurred certain expenses on behalf of related companies in connection with the expansion of MDNY's service area. If these expansion plans are successful, the Company will be reimbursed for a portion of the expenses incurred. Related costs incurred of approximately $609,000 were expensed in 1996.

       LIPH is contemplating a transaction whereby it will be merged into a new entity, MDNY Holdings, Inc. ("Holdings"), as a result of which the shareholders of LIPH will receive voting and non-voting interests in Holdings in the same proportion as their ownership in MDNY. CHNLI will own the same proportion in Holdings as it currently holds in MDNY. MDNY will then become a wholly-owned subsidiary of Holdings. Management intends to complete this transaction during 1997.

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

                                    PART III

9. Directors, Executive Officers, Promoters and Control Persons;
   Compliance with Section 16(a) of the Exchange Act

     The table below sets forth the names, ages and titles of the persons who are the directors and executive officers of the Company as of the date of this report and the year in which their terms of office expire:

                                                                  Term
Name                           Age  Position                      Expires
----------------------------   ---  ---------------------------   -------
David J. Weissberg, M.D.       42   Chairman of the Board and     1999
                                    President
M.A. Mirza, M.D.               51   Director and Vice President   1999
Babu Easow, M.D.               47   Director and Secretary        1999
Paul Kolker, M.D.              60   Director and Treasurer        1999
Eli Anker, M.D.                47   Director                      1999
Jeffrey R. Ashkin, M.D.        52   Director                      1999
Marion Bergman, M.D.           44   Director                      1999
Charles A. Calabrese, M.D.     44   Director                      1999
Salvatore J. Caravella, M.D.   39   Director                      1999
Anthony P. Caruso, M.D.        46   Director                      1998
Lew E. Cibeu, M.D.             63   Director                      1998
Martin B. Cohen, M.D.          56   Director                      1998
Anthony DiBlanda, D.C.         32   Director                      1997
Alan Dietzek, M.D.             39   Director                      1998
Geri DiGiovanna, D.O.          31   Director                      1998
Jeffrey M. Epstein, M.D.       44   Director                      1998
Franco Gallo, M.D.             34   Director                      1998
Steven M. Goldberg, M.D.       41   Director                      1998
David T. Goldman, M.D.         41   Director                      1998
Linda Harkavy, M.D.            41   Director                      1998
Robert A. Jason, M.D.          38   Director                      1998
Gregory W. Kalmar, D.D.S.      49   Director                      1999
Martin P. Kaplan, M.D.         48   Director                      1998
Steven Kobren, M.D.            36   Director                      1997
Amy Koreen, M.D.               33   Director                      1999
Michael Ladinsky, D.O.         36   Director                      1997
Steven A. Napoli, M.D.         41   Director                      1997
Andrew A. Pastewski, M.D.      59   Director                      1997
Asvin M. Patel, M.D.           42   Director                      1997

Ronald R. Perrone, M.D.        48   Director                      1999
Andrew J. Peters, M.D.         61   Director                      1997
Reed Phillips, M.D.            48   Director                      1997

Lynn Pierri, D.D.S., M.S.      41   Director                      1997
Rosario Romano, M.D.           48   Director                      1997
Robert E. Sarnataro, M.D.      42   Director                      1997
Bruce A. Seideman, M.D.        38   Director                      1999
Jitendra Shah, M.D.            50   Director                      1997
William E. Shuell, M.D.        45   Director                      1997
Joseph Tamburrino, D.P.M.      50   Director                      1998
Gary Wohlberg, M.D.            41   Director                      1997

     Eli Anker, M.D. conducts a medical practice in general and vascular surgery with the Island Surgical and Vascular Group, P.C. in Islip Terrace, New York, a practice he has conducted since 1977. Dr. Anker has been a director of the Company since its inception.

     Jeffrey R. Ashkin, M.D., conducts a medical practice in gastroenterology in Bay Shore, New York, a practice he has conducted since 1976. Dr. Ashkin has been a director of the Company since its inception.

     Marion Bergman, M.D., conducts a medical practice in pulmonary diseases and internal medicine in Patchogue, New York, a practice she has conducted since 1981. Dr. Bergman has been a director of the Company since its inception.

     Charles A. Calabrese, M.D., conducts a medical practice in plastic surgery in Stony Brook, New York, a practice he has conducted since 1987. Dr. Calabrese has been a director of the Company since its inception.

     Salvatore J. Caravella, M.D., conducts a medical practice in pediatrics in Huntington, New York, a practice he has conducted since 1988. Dr. Caravella is also employed as a neonatologist at the Westchester County Medical Center, a position he has held since 1988. Dr. Caravella has been a director of the Company since its inception.

     Anthony P. Caruso, M.D., conducts a medical practice in otolaryngology in Southampton, New York, a practice he has conducted since 1979. Dr. Caruso has been a director of the Company since its inception.

     Lew E. Cibeu, M.D., conducts a medical practice in pediatrics in Islip Terrace, New York, a practice he has conducted since 1962. Dr. Cibeu has been a director of the Company since April 1995.

     Martin B. Cohen, M.D., conducts a medical practice in pediatrics in Huntington, New York, a practice he has conducted since 1970. Dr. Cohen has been a director of the Company since April 1995.

     Anthony DiBlanda, D.C., conducts a multispecialty practice in musculo-skeletal medicine in Nesconset, New York, a practice he has conducted since 1991. Dr. DiBlanda has been a director of the Company since 1996.

     Alan Dietzek, M.D., conducts a medical practice in vascular surgery in Great Neck, New York, a practice he has conducted since 1993. Prior to that, Dr. Dietzek conducted a medical practice in vascular surgery at North Shore University Hospital from July 1990 through May 1993. Dr. Dietzek has been a director of the Company since April 1995.

     Geri DiGiovanna, D.O., conducts a medical practice in family practice in Massapequa Park, New York, a practice she has conducted since 1993. Dr. DiGiovanna has been a director of the Company since April 1995.

     Babu Easow, M.D., conducts a medical practice in cardiology in Riverhead, New York, a practice he has conducted since 1982. Dr. Easow has been a director of the Company since its inception and was elected secretary of the Company in 1997.

     Jeffrey M. Epstein, M.D., conducts a medical practice in neurosurgery in West Islip, New York, a practice he has conducted since 1991. Dr. Epstein served as the Secretary of South Shore Neurologic Association from June 1988 to November 1991. Dr. Epstein has been a director of the Company since its inception.

     Franco Gallo, M.D., conducts a medical practice in gastroenterology with Gastroenterology Associates of Suffolk, P.C., in Port Jefferson, New York, a practice he has conducted since July 1994. Prior to joining this practice, Dr. Gallo was a fellow in gastroenterology at Stony Brook University Hospital, Stony Brook, New York, and the Northport VA Medical Center, Northport, New York from July 1991 to June 1994. Dr. Gallo served his internship and residency at Stony Brook University Hospital and the Northport VA Medical Center from July 1988 to June 1991. Dr. Gallo has been a director of the Company since its inception.

     Steven M. Goldberg, M.D., conducts a medical practice in internal medicine and cardiology in Great Neck, New York, a practice he has conducted since 1990. Dr. Goldberg has been a director of the Company since April 1995.

     David T. Goldman, M.D., conducts an urgent care and primary care medical practice in Center Moriches, New York, a practice he has conducted since 1988. Dr. Goldman has been a director of the Company since its inception.

     Linda Harkavy, M.D., conducts a medical practice in radiology with, and serves as president of Sunrise Medical Imaging, P.C., in Valley Stream, New York, a practice she has conducted and a position she has held since 1992. Prior to conducting her practice at Sunrise Medical Imaging, P.C., Dr. Harkavy has been in the academic and private practice of radiology since 1985. Dr. Harkavy has been a director of the Company since its inception.

     Robert A. Jason, M.D., conducts a medical practice in gynecology in Great Neck, New York, a practice he has conducted since 1986. Dr. Jason has been a director of the Company since April 1995.

     Gregory W. Kalmar, D.D.S., conducts a practice in family and cosmetic dentistry in Huntington, New York, a practice he has conducted since 1974. From 1982, Dr. Kalmar has also been an attending dentist at Nassau County Medical Center, East Meadow, New York. Dr. Kalmar was elected to the Board in August 1996.

     Marin P. Kaplan, M.D., conducts a medical practice in pediatrics in Port Jefferson Station, New York, a practice he has conducted since 1978. Dr. Kaplan has been a director of the Company since April 1995.

     Steven Kobren, M.D., conducts a medical practice in internal medicine in Great Neck, New York, a practice he has conducted since 1989. Dr. Kobren has been a director of the Company since April 1995.

     Paul Kolker, M.D. conducts a medical practice in thoracic and cardiovascular surgery in Roslyn, New York, a practice he has conducted since 1969. Dr. Kolker has been a director of the Company and served as Treasurer since its inception.

     Amy Koreen, M.D., is an assistant professor of psychiatry and a research psychiatrist at Long Island Jewish Medical Center/Albert Einstein College of Medicine, positions she has held since July 1993. She also conducts a medical practice in psychiatry in Huntington, New York, a practice she has conducted since 1994. Prior to that time, Dr. Koreen completed a fellowship in biological psychiatry and neuropsychopharmocology at Long Island Jewish Medical Center. Dr. Koreen has been a director of the Company since its inception.

     Michael Ladinsky, D.O., conducts a medical practice in family practice in East Islip, New York, a practice he has conducted since 1988. Dr. Ladinsky has been a director of the Company since April 1995.

     M.A. Mirza, M.D., conducts a medical practice in orthopedic surgery in Smithtown, New York, a practice he has conducted since 1974. Dr. Mirza is the President of Moorewood Partners, a position he has held since 1982, and President of Northshore Smithtown Development, a position he has held since 1989. Dr. Mirza is the Medical Director, since 1990, and President, since 1989, of Northshore Surgicenter, located in Smithtown, New York. Dr. Mirza has been a director and the Vice President of the Company since its inception.

     Steven A. Napoli, M.D., conducts a medical practice in ophthalmology in Port Jefferson, New York, a practice he has conducted since 1987. Dr. Napoli has been a director of the Company since its inception.

     Andrew A. Pastewski, M.D., conducts a medical practice in general surgery in Patchogue, New York, a practice he conducted since 1973. Dr. Pastewski has been a director of the Company since its inception.

     Asvin M. Patel, M.D., conducts a medical practice in family practice in Hicksville, New York, a practice he has conducted since 1986. Dr. Patel has been a director of the Company since April 1995.

     Ronald R. Perrone, M.D., conducts a medical practice in anesthesiology in Melville, New York, a practice he has conducted since 1989. Dr. Perrone has been a director of the Company since its inception.

     Andrew J. Peters, M.D., conducts a medical practice in internal medicine in Rockville Centre, New York, a practice he has conducted since 1966. Dr. Peters has been a director of the Company since its inception.

     Reed Phillips, M.D., conducts a medical practice in oncology in Glen Head, New York, a practice he has conducted since 1980. Dr. Phillips has been a director of the Company since its inception.

     Lynn S. Pierri, D.D.S., M.S., conducts a dental practice in oral and maxillofacial surgery in Smithtown, New York, a practice she has conducted since 1986. Dr. Pierri has been a director of the Company since April 1995.

     Rosario Romano, M.D., conducts a medical practice in internal medicine in Port Jefferson, New York, a practice he has conducted since 1985. Dr. Romano has been a director of the Company since its inception.

     Robert E. Sarnataro, M.D., conducts a medical practice in internal medicine in Flushing, New York, a practice he has conducted since 1985. Dr. Sarnataro has been a director of the Company since April 1995.

     Bruce A. Seideman, M.D., conducts a medical practice in orthopedic surgery with Orthopedic Associates of Manhasset in Manhasset, New York, a practice he has conducted since 1987. Dr. Seideman has been a director of the Company since its inception.

     Jitendra Shah, M.D., conducts a medical practice in family medicine in Patchogue, New York, a practice he has conducted since 1980. Dr. Shah has been a director of the Company since April 1995.

     William E. Shuell, M.D., conducts a medical practice in obstetrics/ gynecology in Southampton, New York, a practice he has conducted since 1989. Dr. Shuell has been a director of the Company since its inception.

     Joseph Tamburrino, D.P.M., conducts a practice in podiatric medicine in Westbury and Bay Shore, New York, a practice he has conducted since 1974 and 1980, respectively. Dr. Tamburrino was elected to the Board in August 1996.

     David J. Weissberg, M.D., conducts a medical practice in orthopedic surgery with the Huntington Medical Group, in Huntington Station, New York, a practice he has conducted since 1985. He has served as Chairman of the Board of Directors and as the President of the Company since its inception.

     Gary Wohlberg, M.D., conducts a medical practice in pulmonology in Bay Shore, New York, a practice he has conducted since 1986. Dr. Wohlberg has been a director of the Company since its inception.


     The Company's by-laws provide for a Board of Directors that is comprised of three classes of directors, each class serving a term of three years.

     The Company expects to pay a $200 fee to each of its Directors for each meeting a Director attends.

Compliance with Section 16(a) of the Securities Exchange Act of 1939

     Based solely on a review of Forms 3 and 5 (and amendments thereto) furnished to the Company, and certain written representations received by it, the Company understands that during the years ended December 31, 1995 and December 31, 1996, each of its present directors failed to file, on a timely basis, two reports as required by Section 16(a) of the Securities Exchange Act of 1934, and LIPH Bridge Partners, Inc., the beneficial owner of in excess of 10% of the Company's Class B Common Stock, failed to file, on a timely basis, one such report. All such reports have been filed.

10. Executive Compensation

     The Company did not pay any cash compensation to its directors or officers in 1996.

11. Aggregated Option/SAR Exercises in Last Fiscal Year and
    Fiscal Year End Option Values

     The Company has no SARs outstanding. No stock options were exercised by any executive officer or director during 1996.

     During the year ended December 31, 1996, the present directors of the Company were granted options to purchase 601 shares of Class B Common Stock.

                                                 OPTION GRANTS IN LAST YEAR (1)

Individual Grants
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Potential Realizable Value At
                                                                                                 Assumed Annual Rates of Stock
                                                                                                      Price Appreciation
                                                                                                      for Option Term (2)
Name                            Options    Percent of    Exercise or   Fair Market  Expiration
---------------------------     Granted   Total Options  Base Price    Value on       Date           5% ($)         10% ($)
                                -------    Granted to      ($/Sh)       Date of    ----------        ------         -------
                                          Employees in   -----------     Grant
                                           Fiscal Year                   ($/Sh)
                                          -------------               -----------
David J. Weissberg, M.D.           18           1.6%       $2,000         0         7/01/05         $18,000         $36,000
M. A. Mirza, M.D.                  15           1.3         2,000         0         7/01/05          15,000          30,000

Babu Easow, M.D.                   18           1.6         2,000         0         7/01/05          18,000          36,000
Paul Kolker, M.D.                  18           1.6         2,000         0         7/01/05          18,000          36,000
Eli Anker, M.D.                    18           1.6         2,000         0         7/01/05          18,000          36,000
Jeffrey R. Ashkin, M.D.            18           1.6         2,000         0         7/01/05          18,000          36,000
Marion J. Bergman, M.D.            18           1.6         2,000         0         7/01/05          18,000          36,000
Charles A. Calabrese, M.D.         18           1.6         2,000         0         7/01/05          18,000          36,000
Salvatore Caravella, M.D.          18           1.6         2,000         0         7/01/05          18,000          36,000
Anthony P. Caruso, M.D.            18           1.6         2,000         0         7/01/05          18,000          36,000
Lew E. Cibeu, M.D.                  9            .8         2,000         0         7/01/05           9,000          18,000
Martin B. Cohen, M.D.              12           1.1         2,000         0         7/01/05          12,000          24,000
Anthony DiBlanda, D.C.              9            .8         2,000         0         7/01/05           9,000          18,000
Geri E. DiGiovanna, D.O.            9            .8         2,000         0         7/01/05           9,000          18,000
Alan M. Dietzek, M.D.              15           1.3         2,000         0         7/01/05          15,000          30,000
Jeffrey M. Epstein, M.D.           18           1.6         2,000         0         7/01/05          18,000          36,000
Franco Gallo, M.D.                 18           1.6         2,000         0         7/01/05          18,000          36,000
David Goldman, M.D.                18           1.6         2,000         0         7/01/05          18,000          36,000
Steven M. Goldberg, M.D.           12           1.1         2,000         0         7/01/05          12,000          24,000
Linda Harkavy, M.D.                15           1.3         2,000         0         7/01/05          15,000          30,000
Robert A. Jason, M.D.              15           1.3         2,000         0         7/01/05          15,000          30,000
Gregory W. Kalmar, D.D.S.          12           1.1         2,000         0         7/01/05          12,000          24,000
Martin P. Kaplan, M.D.             12           1.1         2,000         0         7/01/05          12,000          24,000
Steven Kobren, M.D.                15           1.3         2,000         0         7/01/05          15,000          30,000
Amy R. Koreen, M.D.                18           1.6         2,000         0         7/01/05          18,000          36,000
Michael Ladinsky, D.O.              9            .8         2,000         0         7/01/05           9,000          18,000
Steven A. Napoli, M.D.             18           1.6         2,000         0         7/01/05          18,000          36,000
Andrew A. Pastewski, M.D.          18           1.6         2,000         0         7/01/05          18,000          36,000
Asvin M. Patel, M.D.               12           1.1         2,000         0         7/01/05          12,000          24,000
Ronald R. Perrone, M.D.            18           1.6         2,000         0         7/01/05          18,000          36,000
Andrew Peters, M.D.                12           1.1         2,000         0         7/01/05          12,000          24,000
Reed E. Phillips, M.D.             15           1.3         2,000         0         7/01/05          15,000          30,000
Lynn Pierri, D.D.S., M.S.          15           1.3         2,000         0         7/01/05          15,000          30,000
Rosario J. Romano, M.D.            18           1.6         2,000         0         7/01/05          18,000          36,000
Robert E. Sarnataro, M.D.          15           1.3         2,000         0         7/01/05          15,000          30,000
Bruce A. Seideman, M.D.            15           1.3         2,000         0         7/01/05          15,000          30,000

Jitendra Shah, M.D.                15           1.3         2,000         0         7/01/05          15,000          30,000
William E. Shuell, M.D.            15           1.3         2,000         0         7/01/05          15,000          30,000
Joseph Tamburrino, D.P.M.           4            .4         2,000         0         7/01/05           4,000           8,000
Gary Wohlberg, M.D.                18           1.6         2,000         0         7/01/05          18,000          36,000

------------
(1) Options are to purchase Class B Common Stock and generally become exercisable commencing July 1, 1998

(2) Amounts represent hypothetical gains that could be achieved for options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% annually from the date the options are granted.

     There were no unexercised options which were in the money as of December 31, 1996.

12. Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 1997, the shareholders of record were: 1,507 shareholders of record of Class A Common Stock (the "Class A Common Stock") and 4,334 shareholders of record of Class B Common Stock (the "Class B Common Stock") (together, the Class A Common Stock and the Class B Common Stock, the "Common Stock"). All shareholders of Class A Common Stock are also shareholders of Class B Common Stock.

     The following table sets forth certain information, as of March 15, 1997, regarding the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers of the Company as a group. Unless otherwise stated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares.

                                           Amount and Nature
Title of                                     of Beneficial        Percent of
 Class         Beneficial Owner                Ownership           Class(1)
--------       ----------------            -----------------   -----------------
                                           Class A   Class B   Class A   Class B
                                           -------   -------   -------   -------
Common Stock   LIPH Bridge Partners, Inc.     0       500(2)      0       11.5
Common Stock   David J. Weissberg, M.D.       1       502(3)      *       11.6
Common Stock   M.A. Mirza, M.D.               1         2         *         *
Common Stock   Babu Easow, M.D.               1       502(3)      *       11.6
Common Stock   Paul Kolker, M.D.              1       502(3)      *       11.6
Common Stock   Eli Anker, M.D.                1         2         *         *
Common Stock   Jeffrey R. Ashkin, M.D.        1         2         *         *
Common Stock   Marion Bergman, M.D.           1         2         *         *
Common Stock   Charles A. Calabrese, M.D.     1         2         *         *
Common Stock   Salvatore J. Caravella, M.D.   1         2         *         *
Common Stock   Anthony P. Caruso, M.D.        1         2         *         *
Common Stock   Lew E. Cibeu, M.D.             1         1         *         *
Common Stock   Martin B. Cohen, M.D.          1         1         *         *
Common Stock   Anthony DiBlanda, D.C.         0         2         *         *
Common Stock   Alan Dietzek, M.D.             1         2         *         *
Common Stock   Geri DiGiovanna, M.D.          1         1         *         *
Common Stock   Jeffrey M. Epstein, M.D.       1         2         *         *
Common Stock   Franco Gallo, M.D.             1         2         *         *
Common Stock   Steven M. Goldberg, M.D.       1         2         *         *
Common Stock   David T. Goldman, M.D.         1         1         *         *
Common Stock   Linda Harkavy, M.D.            1         5         *         *
Common Stock   Robert A. Jason, M.D.          1       502(3)      *       11.6
Common Stock   Gregory W. Kalmar, D.D.S.      0         2         *         *
Common Stock   Martin P. Kaplan, M.D.         1         1         *         *
Common Stock   Steven Kobren, M.D.            1         2         *         *
Common Stock   Amy Koreen, M.D.               1         2         *         *
Common Stock   Michael Ladinsky, M.D.         1         1         *         *
Common Stock   Steven A. Napoli, M.D.         1         2         *         *

Common Stock   Andrew A. Pastewski, M.D.      1         2         *         *

Common Stock   Asvin M. Patel, M.D.           1         1         *         *
Common Stock   Ronald R. Perrone, M.D.        1         2         *         *
Common Stock   Andrew J. Peters, M.D.         1         1         *         *
Common Stock   Reed Phillips, M.D.            1         2         *         *
Common Stock   Lynn Pierri, D.D.S., M.S.      1        19         0         *
Common Stock   Rosario Romano, M.D.           1        11         *         *
Common Stock   Robert E. Sarnataro, M.D.      1         4         *         *
Common Stock   Bruce A. Seideman, M.D.        1         2         *         *
Common Stock   Jitendra Shah, M.D.            1         1         *         *
Common Stock   William E. Shuell, M.D.        1         2         *         *
Common Stock   Joseph Tamburrino, D.P.M.      0         3         *         *
Common Stock   Gary Wohlberg, M.D.            1         2         *         *
Common Stock   All officers and directors
               as a group (40 persons)       37       603(3)     2.5      13.9

------------
  * Represents less than 1%.

(1) Percentages are computed on the basis of a total of 5,841 shares of Common Stock (1,507 shares of Class A Common Stock and 4,334 shares of Class B Common Stock) issued and outstanding on March 15, 1997, plus the number of shares, if any, which the named person has the right acquire directly or indirectly within sixty (60) days.

(2) Includes 500 shares of the Company's Class B Common Stock beneficially owned by LIPH Bridge Partners, Inc. ("Bridge Partners"). Drs. Weissberg, Kolker, Easow and Jason are shareholders and directors of Bridge Partners. Collectively, the officers and directors of Bridge Partners have the power to direct the disposition of shares of Common Stock owned by Bridge Partners.

(3) Includes 500 shares of the Company's Class B Common Stock beneficially owned by Bridge Partners.

13. Certain Relationships and Related Transactions

     The Company has issued to certain organizers 1,115 options to purchase shares of Class B Common Stock at $2,000.00 per share exercisable at any time after July 1, 1998, subject to acceleration in the event of certain merger or sale of asset transactions of which the transactions referred to in Item 3 herein are not included. The options are non-transferable and expire on July 1, 2005. Among the persons who have received said options are certain members of the Company's Board of Directors. The directors who were granted options and the number of options they were granted are set out under the caption "Executive Compensation - Option Grants in Last Year."


Certain Relationships

     The Company has entered into a Management Services Agreement with NextStage Healthcare Management of New York, Inc. ("NextStage"). This agreement provides, among other things, that NextStage will provide management and consulting services to MDNY, the Company and CHNLI for a five year period ending October 10, 2000. NextStage will perform most administrative services on behalf of MDNY. Under the terms of the agreement, MDNY presently provides NextStage with a management fee equal to 100% of costs incurred. Once MDNY's covered lives exceed 50,000, fees charged by NextStage will be based on a percentage of MDNY's premium revenues. Management fee expenses incurred in 1995 were $2,990,836 and the amount due to NextStage at December 31, 1995 was $1,079,586. As of December 31,

1996, MDNY had incurred an additional $7,736,961 in management fees to NextStage, of which $63,428 was outstanding at December 31, 1996.

     Management fee expenses included charges for the following:

                                                  1996        1995
                                               ----------  ----------
          Salaries and related costs           $3,800,566  $  884,146
          Consulting and professional fees      1,626,063   1,330,827
          General and administrative expenses   1,544,295     595,808
          Marketing expenses                      483,687     180,055
          Depreciation expense                    282,350
                                               ----------  ----------
                                               $7,736,961  $2,990,836
                                               ==========  ==========

     Previously, Mr. Richard Radoccia, Mr. Jay Kossman and Mr. John Gaines were retained by the Company as consultants in connection with the structure, formation and organization of the Company and its subsidiaries pursuant to which they received a monthly fee paid by the Company plus reimbursement of expenses. These three individuals received $208,750 in aggregate consulting fees in 1995. Messrs. Radoccia and Kossman are shareholders of NextStage Holdings, Inc. and, therefore, have an indirect equity interest in Nextstage. Messrs. Radoccia and Kossman are also employees of Nextstage serving as part of its management staff. As of December 31, 1995, the Company had a receivable from NextStage of approximately $711,357 that represents funds advanced to NextStage to meet expenses paid on behalf of MDNY. These advances have been repaid to the Company during 1996.

     Prior to the release of the proceeds of the LIPH Common Stock offering from escrow, the Company borrowed $850,000 from Founding Physicians Association, Inc. ("Founding Physicians") and $1,000,000 from LIPH Bridge Partners, Inc. ("Bridge Partners") in order to meet working capital needs during its start-up period. Both of these lenders were newly-formed corporations owned by certain physicians who are shareholders and directors of the Company. The following directors of the Company are beneficial owners of Founding Physicians: Drs. Anker, Ashkin, Bergman, Caravella, Caruso, Epstein, Kaplan, Koreen, Kolker, Napoli, Pastewski, Phillips, Romano, Shuell, Shah, Weissberg and Wohlberg. The following directors of the Company are beneficial owners of Bridge Partners: Drs. Weissberg, Kolker, Easow and Jason. The loan from Founding Physicians has been repaid. Under the terms of the Bridge Partners loan, the debt was converted into 500 shares of Class B Common Stock of the Company issued to Bridge Partners at the stated

offering price of $2,000.00 per share.

     In addition, NextStage issued options to purchase additional shares of common stock to the Company, NextStage Holdings, Inc. and Bridge Partners. The Company's fifteen (15) options are exercisable in groups of five (5) shares, with exercise prices per share of $10,000, $15,000 and $25,000, respectively. NextStage Holdings, Inc.'s twenty (20) options are exercisable in groups of five shares with an exercise price per share of $10,000, $15,000, $20,000 and $25,000, respectively. Bridge Partners' five (5) options have an exercise price of $20,000 per share. All of the above options may be exercised in whole or in part at any time on or prior to March 1, 2006.

     The Company has entered into contracts with MDNY-affiliated IPA's which provide that the Company shall withhold a portion of paid claims as part of a risk-sharing methodology and pay these IPA's, collectively as payment for covered services, 83% of premiums. Withheld amounts due to these IPA's at December 31, 1996 are $85,534.

     The Company has incurred certain expenses on behalf of related companies in connection with the expansion of MDNY's service area. If these expansion plans are successful, the Company will be reimbursed for a portion of the expenses incurred. Related costs incurred of approximately $609,000 were expensed during 1996.

14. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 3.1  - Certificate of Incorporation

Exhibit 3.2  - By-Laws (Incorporated by reference as Exhibit 3.3 to Form 10SB filed January 26, 1996)

Exhibit 10.1 - Shareholders Agreement dated October 11, 1995 among MDNY
               Healthcare, Inc., Long Island Physician Holdings Corporation and Catholic Healthcare Network of Long Island, Inc. (Incorporated by reference as Exhibit to Form 10-SBA2 filed March 21, 1996)

Exhibit 10.2 - Management Services Agreement dated October 11, 1995, among MDNY
               Healthcare, Inc., NextStage Healthcare Management, Inc., Long Island Physician Holdings Corporation and Catholic Healthcare Network of Long Island, Inc. (Incorporated by reference as Exhibit to Form 10-SBA2 filed March 21, 1996)

Exhibit 10.3 - Form of Option Agreement with each of the Company's Directors
               (Incorporated by reference as Exhibit to Form 10-SBA2 filed March 21, 1996)

Exhibit 21   - Subsidiaries of Registrant


Exhibit 27   - Financial Data Summary

(b) Reports on Form 8-K

No reports on Form 8-K were filed in the fourth quarter of 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LONG ISLAND PHYSICIAN HOLDINGS CORPORATION
                                                     (Registrant)

Date: June 15, 1997                   By: /s/ David J. Weissberg
                                          David J. Weissberg, President
                                          and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                        Title                           Date
         ----                        -----                           ----
/s/ David J. Weissberg        President, Chief
----------------------------  Executive Officer and Director     June 15, 1997
David J. Weissberg, M.D.

/s/ Paul Kolker               Treasurer, Chief
----------------------------  Financial Officer and Director     June 15, 1997
Paul Kolker, M.D.

/s/ M.A. Mirza
----------------------------  Vice President and Director        June 15, 1997
M.A. Mirza, M.D.

/s/ Babu Easow
----------------------------  Secretary and Director             June 15, 1997
Babu Easow, M.D.

/s/ Eli Anker
----------------------------  Director                           June 15, 1997
Eli Anker, M.D.

/s/ Jeffrey R. Ashkin
----------------------------  Director                           June 15, 1997
Jeffrey R. Ashkin, M.D.

/s/ Marion Bergman
----------------------------  Director                           June 15, 1997
Marion Bergman, M.D.


/s/ Charles A. Calabrese
----------------------------  Director                           June 15, 1997
Charles A. Calabrese, M.D.

/s/ Salvatore J. Caravella
----------------------------  Director                           June 15, 1997
Salvatore J. Caravella, M.D.

/s/ Anthony P. Caruso
----------------------------  Director                           June 15, 1997
Anthony P. Caruso, M.D.

/s/ Lew E. Cibeu
----------------------------  Director                           June 15, 1997
Lew E. Cibeu, M.D.

/s/ Martin B. Cohen
----------------------------  Director                           June 15, 1997
Martin B. Cohen, M.D.

/s/ Anthony DiBlanda
----------------------------  Director                           June 15, 1997
Anthony DiBlanda, D.C.

/s/ Alan Dietzek
----------------------------  Director                           June 15, 1997
Alan Dietzek, M.D.

/s/ Geri DiGiovanna
----------------------------  Director                           June 15, 1997
Geri DiGiovanna, D.O.

/s/ Jeffrey M. Epstein
----------------------------  Director                           June 15, 1997
Jeffrey M. Epstein, M.D.

/s/ Franco Gallo
----------------------------  Director                           June 15, 1997
Franco Gallo, M.D.

/s/ Steven M. Goldberg
----------------------------  Director                           June 15, 1997
Steven M. Goldberg, M.D.

/s/ David T. Goldman
----------------------------  Director                           June 15, 1997
David T. Goldman, M.D.

/s/ Linda Harkavy
----------------------------  Director                           June 15, 1997
Linda Harkavy, M.D.


/s/ Robert A. Jason
----------------------------  Director                           June 15, 1997
Robert A. Jason, M.D.

/s/ Gregory W. Kalmar
----------------------------  Director                           June 15, 1997
Gregory W. Kalmar, D.D.S.

/s/ Martin P. Kaplan
----------------------------  Director                           June 15, 1997
Martin P. Kaplan, M.D.

/s/ Steven Kobren
----------------------------  Director                           June 15, 1997
Steven Kobren, M.D.

/s/ Amy Koreen
----------------------------  Director                           June 15, 1997
Amy Koreen, M.D.

/s/ Michael Ladinsky
----------------------------  Director                           June 15, 1997
Michael Ladinsky, D.O.

/s/ Steven A. Napoli
----------------------------  Director                           June 15, 1997
Steven A. Napoli, M.D.

/s/ Andrew A. Pastewski
----------------------------  Director                           June 15, 1997
Andrew A. Pastewski, M.D.

/s/ Asvin M. Patel
----------------------------  Director                           June 15, 1997
Asvin M. Patel, M.D.

/s/ Ronald R. Perrone
----------------------------  Director                           June 15, 1997
Ronald R. Perrone, M.D.

/s/ Andrew J. Peters
----------------------------  Director                           June 15, 1997
Andrew J. Peters, M.D.

/s/ Reed Phillips
----------------------------  Director                           June 15, 1997
Reed Phillips, M.D.

/s/ Lynn Pierri
----------------------------  Director                           June 15, 1997
Lynn Pierri, D.D.S., M.S.


/s/ Rosario Romano
----------------------------  Director                           June 15, 1997
Rosario Romano, M.D.

/s/ Robert E. Sarnataro
----------------------------  Director                           June 15, 1997
Robert E. Sarnataro, M.D.

/s/ Bruce A. Seideman
----------------------------  Director                           June 15, 1997
Bruce A. Seideman, M.D.

/s/ Jitendra Shah
----------------------------  Director                           June 15, 1997
Jitendra Shah, M.D.

/s/ William E. Shuell
----------------------------  Director                           June 15, 1997
William E. Shuell, M.D.

/s/ Joseph Tamburrino
----------------------------  Director                           June 15, 1997
Joseph Tamburrino, D.P.M.

/s/ Gary Wohlberg
----------------------------  Director                           June 15, 1997
Gary Wohlberg, M.D.

                                INDEX TO EXHIBITS

                                                                 Sequentially
   Exhibit                                                         Numbered
   No.             Description                                      Pages
   -------         -----------                                   ------------
   3.1      Certificate of Incorporation*

   3.2      By-Laws***

   3.3      Proposed Amended and Restated By-Laws**

   3.4      Submission of Matters to a Vote of Security Holders

   10.1     Shareholders Agreement*

   10.2     Management Services Agreement***

   10.3     Form of Option Agreement**

   21       Subsidiaries of Registrant*

   27       Financial Data Summary


------------
  * Filed January 26, 1996 as Exhibit to Form 10-SB

 ** Filed January 26, 1996 as Exhibit to Form 10-SB and March 21, 1996 as
    Exhibit to Form 10-SB/A

*** Filed herewith