Form 10QSB
period 1997-03-31
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 1997-10-28
CIK 1006868

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For quarterly period from January 1, 1997 to March 31, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

     Commission file number                     0-27654-NY

                   Long Island Physician Holdings Corporation
         (Exact name of small business issuer specified in its charter)

          New York                                         11-3232989
(State of other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

            One Huntington Quadrangle Suite 4C-01, Melville, NY    11747
         (Address of principal executive offices)                (Zip Code)

                                 (516) 454-1900
                           (Issuer's telephone number)

                                      NONE
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X    No

Number of shares of Common Stock, $ .001 par value, outstanding as of March 31, 1997.

                  1,507 Class A and 4,334 Class B shares

Transitional Small Business Disclosure Format (Check One) Yes _____ No  __X__

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Consolidated Balance Sheets as of March 31, 1997 (unaudited)........ 3

         Consolidated Statements of Operations for the three months ended March 31, 1997 and March 31, 1996 (unaudited)................. 4

         Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and March 31, 1996 (unaudited)................. 5

         Notes to Consolidated Financial Statements......................... 6-7

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................ 8-9

Part II.         Other Information........................................... 10

                 Signatures.................................................. 10

                   Long Island Physician Holdings Corporation

                      Consolidated Condensed Balance Sheets

                                                                    March 31,
                                                                       1997
                                                                   (unaudited)
                                                                   -------------
                                     Assets

Current Assets

     Cash                                                          $  5,422,448
     Accounts receivable                                              2,274,717
     Advances to affiliates                                             374,668
     Prepaid expenses                                                    18,729
                                                                   ------------

                     Total current assets                             8,090,562

Other Assets

     Restricted cash and investments                                  1,844,044
     Management fee retainer                                            648,657
     Goodwill                                                           245,247
                                                                   ------------

Total assets                                                       $ 10,828,510
                                                                   ============



                      Liabilities and Stockholders Equity


Current Liabilities

     Medical claims payable                                        $  6,079,366
     Accounts payable                                                   153,048
     Due to affiliates                                                   16,791
     Deferred revenue                                                    38,524
                                                                   ------------

                     Total current liabilities                        6,287,729

Minority Interest                                                     1,143,524

Stockholders Equity

     Class A common stock, $.001 par value; 10,000 shares                     2
       authorized, 1,507 issued and outstanding
     Class B common stock, $.001 par value; 25,000 shares                     4
       authorized, 4,334 issued and outstanding

     Additional paid in capital                                      11,478,536
     Accumulated deficit                                             (8,081,285)
                                                                   ------------

                     Total stockholders equity                        3,397,257
                                                                   ------------


Total liabilities and stockholders equity                          $ 10,828,510
                                                                   ============



   The accompanying notes are an integral part of the financial statements.

                   Long Island Physician Holdings Corporation

     Consolidated Condensed Statements of Operations and Accumulated Deficit
                                   (unaudited)

                                                    For the three month period
                                                          ended March 31,
                                                       1997            1996
                                                       ----            ----

Revenue                                            $  9,511,312    $  2,665,692
                                                   ------------    ------------

    Total gross revenue                               9,511,312       2,665,692

Operating Expenses
    Medical expenses                                  7,609,114       2,212,524
    Management fees                                   2,412,932       1,625,661
    General and administrative expenses                 189,271         148,072
                                                   ------------    ------------

    Total operating expenses                         10,211,317       3,986,257

Interest income                                          65,511         108,109
                                                   ------------    ------------

Loss from operations before minority interest          (634,494)     (1,212,456)

    Minority interest in loss of subsidiary             137,746         379,172
                                                   ------------    ------------

Net loss                                               (496,748)       (833,284)

Accumulated deficit, beginning of year               (7,584,537)     (2,938,432)

                                                   ------------    ------------

Accumulated deficit, end of period                 ($ 8,081,285)   ($ 3,771,716)
                                                   ============    ============


Loss per share                                     ($     85.05)   ($    144.67)
                                                   ============    ============

Weighted average shares                                   5,841           5,760
                                                   ============    ============



The accompanying notes are an integral part of the financial statements.

                   Long Island Physician Holdings Corporation
                       Consolidated Cash Flows Statements
                                   (unaudited)


                                                               For the three months
                                                                 ended March 31,
                                                                1997          1996
                                                           ============   ============
Cash flows from operating activities:

    Net Loss                                               ($  496,748)   ($  833,284)
    Adjustments to reconcile net loss to net cash flows
       from operating activities:

       Minority interest in loss of subsidiary                 362,253        620,828
       Amortization of goodwill                                  4,157
    Changes in current assets and current liabilities:

       (Increase) in accounts receivable                      (795,594)      (778,029)
       (Increase) in interest receivable                                      (29,171)
       (Increase) decrease in prepaid expenses                  26,470       (155,950)
       (Increase) decrease in advances to affiliates          (311,240)       411,357
       Increase in medical claims                              856,949      1,534,870
       Decrease in accounts payable                           (125,262)
       Increase (decrease) in due to affiliates                 16,791       (981,411)
       Increase (decrease) in deferred revenue and other      (386,530)       109,916
                                                           -----------    -----------
                Net cash used in operating activities         (848,754)      (100,874)

Cash flows from investing activities:
    Net increase in restricted cash                           (217,122)
    Net increase in other assets                                               32,982
                                                           -----------    -----------
                Net cash used in investing activities         (217,122)        32,982

Cash flows from financing activities:
    Proceeds from issuance of common stock                                    224,400
                                                           -----------    -----------


                Net cash used in financing activities                         224,400

                Net increase (decrease) in cash             (1,065,876)       156,508
                Cash beginning of period                     6,488,324      7,566,472
                                                           -----------    -----------
                Cash and cash equivalents, end of period   $ 5,422,448    $ 7,722,980
                                                           ===========    ===========

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Unaudited Statements:

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present a fair statement of the results for the interim period presented. Operating results for the three month period ended March 31, 1997, is not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-KSB.

2.       Principles of Consolidation:

         The consolidated financial statements include the accounts of Long Island Physician Holdings Corporation (the "Company" or "LIPH"), a holding company for purposes aimed at advancing the delivery of healthcare on Long Island, and its majority owned subsidiary, MDNY Healthcare, Inc. ("MDNY"), formally MDLI Healthcare, Inc., a health maintenance organization ("HMO"). Intercompany balances and activities are eliminated in consolidation.

3.       Net Loss Per Share of Common Stock:

         Net loss per share is based on the weighted average number of shares of Class A common stock and Class B common stock outstanding during each period. Such shares were authorized for issuance in connection with the closing of the private placement offering on September 22, 1995 and, accordingly, are deemed outstanding for the full period.

4.       Impact of Recently Issued Pronouncements:

         In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting Earnings per Share (EPS). SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. There will not be a significant difference in earnings per share.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 becomes effective in fiscal 1999. Management has not yet evaluated the affects of this change on the Company's financial statements.

         In June 1997, the Financial Accounting Standards Board issued
         Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenue. SFAS 131 becomes effective in fiscal 1999. Management has not yet evaluated the effect of this change on the Company's financial statements.

5.       Subsequent Events:

         Effective April 15, 1997, the Company approved a restructuring which will merge the Company into MDNY Holdings, Inc. ("Holdings"), a newly formed entity, as a result of which the shareholders of the Company will receive voting and non-voting interests in Holdings in the same proportion as their ownership in MDNY. The merger is subject to the satisfaction of certain conditions and is expected to take place just prior to the time MDNY expects to complete a sale of equity securities in one of its expansion areas. MDNY will then become a wholly-owned subsidiary of Holdings.

6.       Medicare

         Effective January 1, 1997, MDNY began offering MDNY Medicare Plans to Medicare eligible individuals. Under risk contracts with the Federal Health Care Financing Administration ("HCFA"), MDNY is paid a fixed per member per month capitation amount by the HCFA based upon a formula of the projected medical expense of each Medicare member. MDNY bears the risk that the actual costs of he healthcare services may exceed the per member per month capitation amount received by MDNY.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

Current assets have increased approximately $10,000 to $8,335,809 at March 31, 1997 compared to $8,325,478 at December 31, 1996. Working capital at March 31, 1997 was approximately $2,048,000 as compared to approximately $2,400,000 at December 31, 1996. The decrease in working capital of $352,000 is primarily due to a combination of decreases in deferred revenue and cash of approximately $386,000 and $1,066,000, respectively, and increases in accounts receivable and medical claims payable of approximately $796,000 and $857,000, respectively. Accounts receivable and medical claims payable both increased due to an increase in enrollment of 2,647 from 18,830 at December 31, 1996 to 21,477 at March 31, 1997.

The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available, will be sufficient to meet working capital requirements during 1997. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

In addition, the Company had $1,844,044 of cash and investments on deposit in an escrow account in accordance with New York State Insurance Department regulations.

Inflation

The Company does not anticipate that inflation will have any significant effect on its business particularly since the United States, the only market in which the Company currently intends to operate, is presently experiencing a relatively low rate of inflation.

RESULTS OF OPERATIONS

Revenues

Revenues for the three month period ended March 31, 1997 increased approximately $6,845,000 or 257% to approximately $9,511,000 from revenues of approximately $2,666,000 for the three month period ended March 31, 1996. The increase in revenue is due primarily to a substantial increase in enrollment. The number of enrollees increased from 7,265 at March 31, 1996 to 21,477 at March 31, 1997, or 196%.

Costs and Expenses

Total medical expenses increased by approximately $5,400,000, or 244%, from approximately $2,213,000 for the three month period ended March 31, 1996 to approximately $7,609,000 for the three month period ended March 31, 1997 primarily due to an increase in enrollment of 14,212 from March 31, 1996 to March 31, 1997.

Total management fees and general and administrative expenses increased by approximately $821,000, or 46%, from approximately $1,774,000 for the three month period ended March 31, 1996 to approximately $2,595,000 for the three month period ended March 31, 1997. These expenses increased 46% primarily due to the substantial increases in operations. These expenses did not increase at a rate commensurate with the increases in revenue, since the Company had to incur significant fixed costs in the prior year in order to commence operations. Management fees and general and administrative expenses as a percent of revenue are expected to continue to decline in future periods as enrollment increases.

Net Loss Applicable To Common Shareholders

Net loss applicable to common shareholders was a loss of approximately $489,000 or $84 per share for the three month period ended March 31, 1997 compared to a net loss of $833,000 or $144 per share for the three month period ended March 31, 1996.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

                         None

ITEM 2 - Changes In Securities

                         None

ITEM 3 - Defaults Upon Senior Securities

                         None

ITEM 4 - Submission Of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of security holders of the Company by the solicitations of proxies and at the Annual Meeting of Shareholders on February 11, 1997, as adjourned and reconvened on April 15, 1997:

         1. A proposal to approve amendments to the Company's By-Laws to permit each holder of Class B Common Stock who is a psychologist, general dentist, specialty dentist (other than an oral or maxillofacial surgeons), podiatrist or chiropractor to exchange one share of his or her Class B Common Stock for Class A Common Stock, and to permit such practitioners, who are not doctors of medicine, to hold up to twenty-percent (20%) of the seats on the Board of Directors of the Company, was adopted by a vote of 1,002 shares of Class A Common Stock in favor of such proposal, 169 shares against and 10 shares abstaining.

         2. A proposal was made to approve a restructuring and recapitalization of the Company and MDNY Healthcare, Inc. ("MDNY"), pursuant to an Agreement and Plan of Merger, and to make amendments to the Company's Certificate of Incorporation and By-Laws necessary to consummate such transactions. Prior to such restructuring, the Company owned all of the Class A common stock of MDNY and the Catholic Healthcare Network of Long Island, Inc., a New York not-for-profit corporation ("CHNLI"), owned all of the Class B common stock of MDNY. Following the proposed restructuring and recapitalization, the shares of MDNY would be transferred to MDNY Holdings, LLC, a newly-formed limited liability company ("Holdings"), and the Company and CHNLI would each receive both non-voting and voting interests in Holdings, which interests would have the rights and obligations described in the Amended and Restated Operating Agreement of Holdings, a copy of which was attached as an exhibit to the Company's Proxy Statement. The proposal was adopted by the following vote: (a) 1,103 shares of Class A Common Stock in favor of such proposal, 63 shares against and 100 shares abstaining, and (b) 2,845 shares of Class B Common Stock in favor of such proposal, 91 shares against and 171 shares abstaining.

         3. A proposal to approve an amendment to the Company's Certificate of Incorporation to eliminate preemptive rights currently available to shareholders was adopted by the following vote: (a) 1,005 shares of Class A Common Stock in favor of such proposal, 82 shares against and 129 shares abstaining, and (b) 2,177 shares of Class B Common Stock in favor of such proposal, 128 shares against and 202 shares abstaining.

ITEM 5 - Other Information

                         None

ITEM 6 - Exhibits And Reports On Form 8-K

         (b) There were no reports on Form 8-K for the three months ended March 31, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized by


                              Long Island Physician Holdings Corporation
                              ------------------------------------------


Date August 25, 1997          /s/ David Weissberg
                              ---------------------------------------
                              David Weissberg, MD, President and CEO


Date August 25, 1997          /s/ Paul Kolker
                              ---------------------------------------
                              Paul Kolker, MD, Treasurer