Form 10QSB
period 1997-06-30
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 1997-10-28
CIK 1006868

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For quarter ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    -----------------

         Commission file number 0-27654-NY
                               -----------------

                   Long Island Physician Holdings Corporation
--------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)

          New York                                          11-3232989
--------------------------------------------------------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)

            One Huntington Quadrangle Suite 4C-01, Melville, NY 11747
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Number of shares of Common Stock, $ .001 par value, outstanding as of June 30, 1997.

                     1,507 Class A and 4,334 Class B shares
                     -------------------------------

Transitional Small Business Disclosure Format (Check One) Yes    No X
                                                             ---   ---


                           ------------------------

                                     INDEX


                                                                                         Page No.
                                                                                         --------
Part I. Financial Information

         Consolidated Balance Sheets as of June 30, 1997 (unaudited)..................... 3

         Consolidated Statements of Operations for the six months
         ended June 30, 1997 and June 30, 1996 (unaudited)............................... 4

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 1997 and June 30, 1996 (unaudited)............................... 5

         Notes to Consolidated Financial Statements...................................... 6-7

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................................. 8-9

Part II.        Other Information........................................................ 10

                Signatures............................................................... 10

                   Long Island Physician Holdings Corporation
                      Consolidated Condensed Balance Sheets

                                                                      June 30,
                                                                        1997
                                                                    (unaudited)
                                                                   ------------
                                     Assets

Current Assets

    Cash ......................................................    $  6,644,890
    Accounts receivable .......................................       2,013,944
    Advances to affiliates ....................................         100,385
    Prepaid expenses and other assets .........................         222,209
                                                                   ------------

                Total current assets ..........................       8,981,428

Other Assets

    Restricted cash and investments ...........................       1,886,495
    Management fee retainer ...................................         648,657
    Goodwill ..................................................         241,091
                                                                   ------------

Total assets ..................................................    $ 11,757,671
                                                                   ============



                       Liabilities and Stockholders Equity

Current Liabilities

    Medical claims payable ....................................    $  7,312,184
    Accounts payable ..........................................         472,920
    Due to affiliates .........................................         268,456
    Deferred revenue ..........................................          77,530
                                                                   ------------

                Total current liabilities .....................       8,131,090

Minority Interest .............................................         897,987

Stockholders Equity

    Class A common stock, $.001 par value; 10,000 shares
      authorized, 1,507 issued and outstanding ................               2

    Class B common stock, $.001 par value; 25,000 shares
      authorized, 4,334 issued and outstanding ................               4


    Additional paid in capital ................................      11,478,536
    Accumulated deficit .......................................      (8,749,948)
                                                                   ------------

                Total stockholders equity .....................       2,728,594
                                                                   ------------


Total liabilities and stockholders equity .....................    $ 11,757,671
                                                                   ============

                   Long Island Physician Holdings Corporation
     Consolidated Condensed Statements of Operations and Accumulated Deficit
                                   (unaudited)

                                                          For the three months                    For the six month period
                                                             ended June 30,                            ended June 30,
                                                              1997       1996                       1997            1996
                                                        ------------   -----------              ------------    ------------
Revenue ........................................        $11,128,895    $ 5,431,341              $ 20,640,207    $  8,097,033
                                                        ------------   -----------              ------------    ------------

    Total gross revenue ........................         11,128,895      5,431,341                20,640,207       8,097,033

Operating Expenses
    Medical expenses ...........................          8,618,953      4,484,631                16,228,067       6,697,155
    Management fees ............................          3,148,781      2,085,800                 5,561,713       3,711,461
    General and administrative expenses ........            405,491        509,779                   594,762         657,851
                                                        ------------   -----------              ------------    ------------

    Total operating expenses ...................         12,173,225      7,080,210                22,384,542      11,066,467

Interest income ................................            130,130        107,461                   195,641         215,570
                                                        ------------   -----------              ------------    ------------

Loss from operations before minority interest ..           (914,200)    (1,541,408)               (1,548,694)     (2,753,864)

    Income from equity investments .............                            48,406                                    48,406
    Minority interest in loss of subsidiary ....            245,537        377,958                   383,283         757,130
                                                        ------------   -----------              ------------    ------------

Net loss .......................................           (668,663)    (1,115,044)               (1,165,411)     (1,948,328)

Accumulated deficit, beginning of year .........         (8,081,285)    (3,771,716)               (7,584,537)     (2,938,432)

                                                        ------------   -----------              ------------    ------------

Accumulated deficit, end of period .............        ($8,749,948)   ($4,886,760)             ($ 8,749,948)   ($ 4,886,760)
                                                        ============   ============             ============    ============

Loss per share .................................        ($      114)   ($      191)             ($       200)   ($       338)
                                                        ============   ============             ============    ============

Weighted average shares ........................              5,841          5,841                     5,841           5,760
                                                        ============   ============             ============    ============

                   Long Island Physician Holdings Corporation
                  Consolidated Condensed Cash Flows Statements
                                   (unaudited)

                                                                       For the six months
                                                                         ended June 30,
                                                                      1997          1996
                                                                  -----------    -----------
Cash flows from operating activities:
    Net Loss ..................................................   ($1,165,411)   ($1,948,328)
    Adjustments to reconcile net loss to net cash flows
       from operating activities:
       Minority interest in loss of subsidiary ................       116,716        242,870
       Amortization ...........................................         8,313          2,143
    Changes in current assets and current liabilities:
       (Increase) in accounts receivable ......................      (534,821)    (1,796,666)
       (Increase) in interest receivable ......................                       (4,898)
       (Increase) decrease in prepaid expenses and other assets      (177,010)      (228,663)
       (Increase) decrease in advances to affiliates ..........       (36,957)       811,357
       (Increase) in loans receivable .........................                     (250,000)
       Increase in medical claims .............................     2,089,767
       Decrease in accounts payable ...........................       194,610      3,556,278
       Increase (decrease) in due to affiliates ...............       268,456       (928,323)
       Increase (decrease) in deferred revenue ................      (347,524)        94,166
                                                                  -----------    -----------
                Net cash used in operating activities .........       416,139       (450,064)

Cash flows from investing activities:
    Net increase in restricted cash ...........................      (259,573)
    Net increase in other assets ..............................                      (73,377)
    Purchase of fixed assets ..................................                      (21,981)
    Investment in NextStage Healthcare ........................                      (68,406)
                                                                  -----------    -----------
                Net cash used in investing activities .........      (259,573)      (163,764)

Cash flows from financing activities:
    Proceeds from issuance of common stock ....................                      211,399
    Payments from cash flow reserve ...........................                     (170,124)
                                                                  -----------    -----------
                Net cash used in financing activities .........                       41,275

                Net increase (decrease) in cash ...............       156,566       (572,553)
                Cash beginning of period ......................     6,488,324      7,566,472
                                                                  -----------    -----------
                Cash and cash equivalents, end of period ......   $ 6,644,890    $ 6,993,919
                                                                  ===========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Unaudited Statements:

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present a fair statement of the results for the interim period presented. Operating results for the six month period ended
         June 30, 1997, is not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-KSB.

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

5.       Restructuring:

         Effective April 15, 1997, the Company approved a restructuring which will merge the Company into MDNY Holdings, Inc. ("Holdings"), a newly formed entity, as a result of which the shareholders of the Company will receive voting and non-voting interests in Holdings in the same proportion as their ownership in MDNY. MDNY will then become a wholly-owned subsidiary of Holdings. The merger is subject to the satisfaction of certain conditions and is expected to take place just prior to the time MDNY expects to complete a sale of equity securities in one of its expansion areas. As of the date of this filing, the merger has not been consummated since MDNY has not completed a sale of securities in one of its expansion areas.

6.       Medicare:

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Current assets have increased approximately $905,000 to $8,981,428 at June 30, 1997 compared to $8,076,074 at December 31, 1996. Working capital at June 30, 1997 was approximately $850,000 as compared to approximately $2,150,000 at December 31, 1996. The decrease in working capital of $1,300,000 is primarily due to increases in accounts receivable and medical claims payable of approximately $535,000 and $2,090,000, respectively. Accounts receivable and medical claims payable both increased due to an increase in enrollment of 6,654 from 18,830 at December 31, 1996 to 25,484 at June 30, 1997.

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

In addition, the Company had $1,886,495 of cash and investments on deposit in an escrow account in accordance with New York State Insurance Department regulations.

Inflation

The Company does not anticipate that inflation will have any significant effect on its business particularly since the United States, the only market in which the Company currently intends to operate, is presently experiencing a relatively low rate of inflation.

RESULTS OF OPERATIONS

Revenues

Revenues for the six month period ended June 30,1997 increased approximately $12,543,000 or 155% to approximately $20,640,000 from revenues of approximately $8,097,000 for the six month period ended June 30, 1996. The increase in revenue is due primarily to a substantial increase in enrollment. The number of enrollees increased from 7,265 at June 30, 1996 to 25,484 at June 30, 1997, or 250%.

Costs and Expenses

Total medical expenses increased by approximately $9,531,000 or 142%, from approximately $6,697,000 for the six month period ended June 30, 1996 to approximately $16,228,000 for the six month period ended June 30, 1997 primarily due to an increase in enrollment of 18,219 from June 30, 1996 to June 30, 1997.

Total management fees and general and administrative expenses increased by approximately $1,787,000 or 41%, from approximately $4,369,000 for the six month period ended June 30, 1996 to approximately $6,156,000 for the six month period ended June 30, 1997. These expenses increased 41% primarily due to the substantial increases in operations. These expenses did not increase at a rate commensurate with the increases in revenue, since the Company had to incur significant fixed costs in the prior year in order to commence operations. Management fees and general and administrative expenses as a percent of revenue are expected to continue to decline in future periods as enrollment increases.

Net Loss Applicable To Common Shareholders

Net loss applicable to common shareholders was a loss of approximately $1,165,000 or $200 per share for the six month period ended June 30, 1997 compared to a net loss of $1,948,000 or $338 per share for the six month period ended June 30, 1996.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

                  None

ITEM 2 - Changes In Securities

                  None

ITEM 3 - Defaults Upon Senior Securities

                  None

ITEM 4 - Submission Of Matters To A Vote Of Security Holders

                  None

ITEM 5 - Other Information

                  None

ITEM 6 - Exhibits And Reports On Form 8-K

         (b) There were no reports on Form 8-K for the three months ended June 30, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized by


                                     Long Island Physician Holdings Corporation


Date August 25, 1997                 /s/ David Weissberg
                                     ------------------------------------------
                                     David Weissberg, MD, President and CEO


Date August 25, 1997                 /s/ Paul Kolker
                                     ------------------------------------------
                                     Paul Kolker, MD, Treasurer