Form 10QSB
period 1997-09-30
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 1998-03-04
CIK 1006868

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended September 30, 1997

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

Yes         X              No
    -----------------         --------------


Number of shares of Common Stock, $ .001 par value, outstanding as of September 30, 1997.

                   1,507 Class A and 4,334 Class B shares
                   --------------------------------------

Transitional Small Business Disclosure Format (Check One) Yes       No   X
                                                              -----    -----

                                      INDEX


                                                                        Page No.
                                                                        --------

Part I.  Financial Information

    Consolidated Balance Sheets as of September 30, 1997 (unaudited).......  3

    Consolidated Statements of Operations for the nine months
    ended September 30, 1997 and September 30, 1996 (unaudited)............  4

    Consolidated Statements of Cash Flows for the nine months
    ended September 30, 1997 and September 30, 1996 (unaudited)............  5

    Notes to Consolidated Financial Statements.............................  6-7

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations....................................  8-9

Part II. Other Information.................................................  10

         Signatures........................................................  10

                   Long Island Physician Holdings Corporation
                      Consolidated Condensed Balance Sheets

                                                                     Sept. 30,       Dec 31,
                                                                       1997           1996.
                                                                    (unaudited)     (audited)
                                                                   ---------------------------
                                     Assets

Current Assets

     Cash                                                            $4,413,874     $6,488,324
     Accounts receivable                                              4,270,246      1,479,123
     Advances to affiliates                                             488,245         63,428
     Prepaid expenses and other assets                                   50,183         45,199
                                                                 ------------------------------

              Total current assets                                    9,222,548      8,076,074

Other Assets

     Restricted cash and investments                                  1,910,575      1,626,922
     Management fee retainer                                            648,657        648,657
     Goodwill                                                           236,933        249,404
                                                                 ------------------------------

Total assets                                                        $12,018,713    $10,601,057
                                                                 ==============================


                      Liabilities and Stockholders Equity


Current Liabilities

     Medical claims payable                                          $8,229,582     $5,222,417
     Accounts payable                                                 1,124,062        278,310
     Due to affiliates                                                        0              0
     Deferred revenue                                                    16,892        425,054
                                                                 ------------------------------

              Total current liabilities                               9,370,536      5,925,781

Minority Interest                                                       679,261        781,271
                                                                 ------------------------------

                                                                     10,049,797      6,707,052
                                                                 ------------------------------


Stockholders Equity

     Class A common stock, $.001 par value; 10,000 shares                     2              2
     authorized, 1,507 issued and outstanding
     Class B common stock, $.001 par value; 25,000 shares                     4              4
     authorized, 4,334 issued and outstanding
     Additional paid in capital                                      11,478,536     11,478,536
     Accumulated deficit                                             (9,509,626)    (7,584,537)
                                                                 ------------------------------

              Total stockholders equity                               1,968,916      3,894,005
                                                                 ------------------------------

Total liabilities and stockholders equity                           $12,018,713    $10,601,057
                                                                 ==============================


                   Long Island Physician Holdings Corporation
     Consolidated Condensed Statements of Operations and Accumulated Deficit
                                   (unaudited)

                                                                For the three months                 For the nine month period
                                                                 ended September 30,                    ended September 30,
                                                                1997             1996                1997                1996
                                                           -------------    -------------       --------------      --------------

Revenue                                                      13,241,743        7,275,332          $33,881,950         $15,372,365
                                                           -------------    -------------       --------------      --------------

     Total gross revenue                                     13,241,743        7,275,332           33,881,950          15,372,365
                                                           -------------    -------------       --------------      --------------

Operating Expenses
     Medical expenses                                        11,227,188        6,033,857           27,455,255          12,731,012
     Management fees                                          2,794,233        2,021,818            8,355,946           5,733,279
     General and administrative expenses                        269,668          375,390              864,430           1,033,241
                                                           -------------    -------------       --------------      --------------

     Total operating expenses                                14,291,089        8,431,065           36,675,631          19,497,532

Interest income                                                  70,942          111,185              266,583             326,755
                                                           -------------    -------------       --------------      --------------


Loss from operations before minority interest                  (978,404)      (1,044,548)          (2,527,098)         (3,798,412)

     Income from equity investments                                              (16,163)                                  32,243
     Minority interest in loss of subsidiary                    218,726          165,018              602,009             922,148
                                                           -------------    -------------       --------------      --------------

Net loss                                                       (759,678)        (895,693)          (1,925,089)         (2,844,021)

Accumulated deficit, beginning of period                     (8,749,948)      (4,886,760)          (7,584,537)         (2,938,432)

Distribution to shareholders of spun-off entity
                                                           -------------    -------------       --------------      --------------

Accumulated deficit, end of period                          ($9,509,626)     ($5,782,453)         ($9,509,626)        ($5,782,453)
                                                           =============    =============       ==============      ==============

Loss per share                                                    ($130)           ($156)               ($330)              ($492)
                                                           =============    =============       ==============      ==============

Weighted average shares                                           5,841            5,760                5,841               5,786
                                                           =============    =============       ==============      ==============


                   Long Island Physician Holdings Corporation
                  Consolidated Condensed Cash Flows Statements
                                   (unaudited)

                                                                                        For the nine months
                                                                                        ended September 30,
                                                                                     1997               1996
                                                                                --------------    ---------------
Cash flows from operating activities:
     Net Loss                                                                    ($1,925,089)       ($2,844,021)
     Adjustments to reconcile net loss to net cash flows
       from operating activities:
        Minority interest in loss of subsidiary                                     (602,010)           577,852
        Depreciation                                                                                      2,537
        Amortization of goodwill                                                      12,471
     Changes in current assets and current liabilities:

        (Increase) in accounts receivable                                         (2,791,123)          (990,277)
        (Increase) in interest receivable                                                               (29,255)
        (Increase) in prepaid expenses and other assets                               (4,984)          (228,404)
        (Increase) decrease in advances to affiliates                               (424,817)           811,357
        (Increase) in loans receivable                                                                 (250,000)
        Increase in accounts payable and medical claims                            3,852,917          5,024,925
        (Decrease) in due to affiliates                                                                (963,613)
        Increase (decrease) in deferred revenue                                     (408,162)            34,109
                                                                                --------------    ---------------
                     Net cash (used in) provided by operating activities          (2,290,797)         1,145,210

Cash flows from investing activities:
     Net increase in restricted cash                                                (283,653)
     Net increase in other assets                                                                      (153,377)
     Purchase of fixed assets                                                                           (26,940)
     Investment in NextStage Healthcare                                                                 (52,243)
                                                                                --------------    ---------------

                     Net cash used in investing activities                          (283,653)          (232,560)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                             211,399
     Cash received by MDNY from Minority Shareholder                                 500,000
     Payments from cash flow reserve                                                                 (1,366,348)
                                                                                --------------    ---------------
                     Net cash used in financing activities                           500,000         (1,154,949)

                     Net (decrease) in cash                                       (2,074,450)          (242,299)
                     Cash beginning of period                                      6,488,324          7,566,472
                                                                                --------------    ---------------
                     Cash and cash equivalents, end of period                     $4,413,874         $7,324,173
                                                                                ==============    ===============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Unaudited Statements:

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present a fair statement of the results for the interim period presented. Operating results for the nine month period ended September 30, 1997, is not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Statement 10-KSB.

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

5.       Restructuring:

         Effective April 15, 1997, the Company approved a restructuring which will merge the Company into MDNY Holdings, Inc. ("Holdings"), a newly formed entity, as a result of which the shareholders of the Company will receive voting and non-voting interests in Holdings in the same proportion as their ownership in MDNY. MDNY will then became a wholly-owned subsidiary of Holdings. The merger is subject to the satisfaction of certain conditions and is expected to take place just prior to the time MDNY expects to complete a sale of equity securities in one of its expansion areas. As of the date of this filing, the merger has not been consummated since MDNY has not completed a sale of securities in one of its expansion areas.

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

7.       MDNY Healthcare Inc.

         During 1997, MDNY Healthcare Inc. received $500,000 from its minority owner Catholic Healthcare Network of Long Island relating to the payment of an outstanding subscription receivable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

Current assets have increased by approximately $1,146,000 to approximately $9,222,000 at September 30, 1997 compared to approximately $8,076,000 at December 31, 1996. Working capital at September 30, 1997 was negative by approximately $150,000 as compared to positive working capital of approximately $2,150,000 at December 31, 1996. The decrease in working capital of $2,300,000 is primarily due to a decrease in the cash balance used in operations. Working capital was also affected by a decrease in subscriptions receivable by $500,000 and increases in accounts receivable, medical claims payable and accounts payable of approximately $2,800,000, $3,000,000 and $845,000, respectively. Accounts receivable and medical claims payable both increased due to an increase in enrollment of 10,460 from 18,830 at December 31, 1996 to 29,290 at September 30, 1997.

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

In addition, the Company had $1,911,000 of cash and investments on deposit in an escrow account in accordance with New York State Insurance Department regulations.



Inflation
---------

The Company does not anticipate that inflation will have any significant effect on its business particularly since the United States, the only market in which the Company currently intends to operate, is presently experiencing a relatively low rate of inflation.

RESULTS OF OPERATIONS
---------------------

Revenues
--------

Revenues for the nine month period ended September 30, 1997 increased approximately $18,500,000 or 120% to approximately $33,900,000 from revenues of approximately $15,400,000 for the nine month period ended September 30, 1996. The increase in revenue is due primarily to a substantial increase in enrollment. The number of enrollees increased from 17,479 at September 30, 1996 to 29,290 at September 30, 1997, or 67%.


Costs and Expenses
------------------

Total medical expenses increased by approximately $14,700,000, or 116%, from approximately $12,700,000 for the nine month period ended September 30, 1996 to approximately $27,455,000 for the nine month period ended September 30, 1997 primarily due to an increase in enrollment of 11,811 from September 30, 1996 to September 30, 1997.

Total management fees and general and administrative expenses increased by approximately $2,454,000, or 36%, from approximately $6,766,000 for the nine month period ended September 30, 1996 to approximately $9,220,000 for the nine month period ended September 30, 1997. These expenses increased 36% primarily due to the substantial increases in operations. These expenses did not increase at a rate commensurate with the increases in revenue, since the Company had to incur significant fixed costs in the prior year in order to commence operations. Management fees and general and administrative expenses as a percent of revenue are expected to continue to decline in future periods as enrollment increases.

Net Loss Applicable To Common Shareholders
------------------------------------------

Net loss applicable to common shareholders was a loss of approximately $1,925,000 or $330 per share for the nine month period ended September 30, 1997 compared to a net loss of $2,844,000 or $492 per share for the nine month period ended September 30, 1996.

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - Legal Proceedings
--------------------------

                           None

ITEM 2 - Changes In Securities
------------------------------

                           None

ITEM 3 - Defaults Upon Senior Securities
----------------------------------------

                           None

ITEM 4 - Submission Of Matters To A Vote Of Security Holders
------------------------------------------------------------

                           None

ITEM 5 - Other Information
--------------------------

                           None

ITEM 6 - Exhibits And Reports On Form 8-K
-----------------------------------------

         (b) There were no reports on Form 8-K for the three months ended September 30, 1997.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized by


                               Long Island Physician Holdings Corporation
                               ------------------------------------------


Date January 16, 1998                   /s/ David Weissberg
     ----------------                   --------------------------------------
                                        David Weissberg, MD, President and CEO



Date January 16, 1998                   /s/ Paul Kolker
     ----------------                   --------------------------------------
                                        Paul Kolker, MD, Treasurer

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------