Form 10-K
period 1999-12-31
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2001-04-11
CIK 1006868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                           Commission File No. 0-27654

                   LONG ISLAND PHYSICIAN HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                 New York                                 11-3232989
       (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)              Identification Number)

     One Huntington Quadrangle Suite 4C-01
              Melville, New York                             11747
   (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (631) 454-1900

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, par value $.001
                      Class B Common Stock, par value $.001

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: As of December 31, 1999 there were 1,506 shares of Class A common stock and 4,333 shares of Class B common stock outstanding.

      The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant (assuming for this purpose that all officers, directors and holders of more than 10% of the Company's outstanding voting stock are affiliates) cannot be determined since there is no trading market for such stock.

      Documents incorporated by reference: None.

                                     PART I

Item 1. BUSINESS

      Company Overview

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") is a New York corporation formed in December 1994 and owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY Healthcare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO"), that currently operates primarily in Nassau and Suffolk counties, New York. The financial statements of MDNY are consolidated into the audited financial statements of the Company. Catholic Healthcare Services of Long Island, Inc. ("CHS") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. At December 31, 1999, MDNY had approximately 80,500 members ("Members"), comprised of individuals and families, enrolled in its health maintenance plans, point-of-service plans and Medicare plans.

      The Company is affiliated with LIPH, LLC (the "LLC"), a New York limited liability company formed in December 1996. Upon the formation of the LLC, the shareholders of the Company owned all of the membership interests in the LLC. The assets of the LLC consist of the stock in three independent practice associations, Island Practice Association, IPA, Inc. ("Island IPA"), Island Behavioral Health Association IPA, Inc. and Island Dental Professional Association IPA, Inc. (the "IPAs"). Additionally, the LLC owns minority interests in NextStage Healthcare, Inc. ("NextStage") and Mainstreet Dental Management Corporation. MDNY has entered into various risk-sharing arrangements (the "Professional Services Agreements") with the IPAs for the provision of applicable healthcare and administrative services to the Members of MDNY. In December 1995, the Company, CHS, MDNY and NextStage entered into a management services agreement (the "Management Services Agreement") whereby NextStage provided a variety of management, administrative and operational services to MDNY and the IPAs. The Management Services Agreement expired on October 10, 2000. MDNY has hired certain former employees of NextStage and is performing the management and administrative functions previously provided by NextStage.

      Certain statements in this Annual Report on Form 10-K are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors, including but not limited to the following: MDNY's and the IPAs' ability to continue as going concerns; the inability of MDNY to meet HMO statutory net worth requirements; that increased regulation will increase health care expenses or require additional or increased levels of statutory reserve requirements; that increased competition in MDNY's markets or a change in product mix will unexpectedly reduce premium revenue; that MDNY will not be successful in increasing membership growth; that health care costs in any given period may be greater than expected due to unexpected incidence of major cases, natural disasters, epidemics, changes in physician practices, and new technologies; and that major health care providers that have assumed capitation risk from MDNY will be unable to maintain their operations and reduce or eliminate their accumulated deficits and MDNY will correspondingly be unable to maintain an adequate provider network.

      Legislative and regulatory proposals have been made at the federal and state government levels related to the health care system, including but not limited to limitations on managed care organizations (including benefit mandates) and reform of the Medicare program. Such legislative or regulatory action could have the effect of reducing the premiums paid to MDNY by governmental programs or increasing

MDNY's medical costs or both. The Company is unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, the Company cannot predict the effect of such legislation, action or regulation on MDNY's business.

      Recent Developments

      Certain Regulatory Matters. On December 29, 1999, MDNY agreed, pursuant to a consent (the "NYSDI Consent") with the Superintendent of the New York State Department of Insurance ("NYSDI"), to a specified schedule of actions toward the receipt by MDNY by March 31, 2000 of investments from one or more qualified parties of at least $5 million. MDNY also consented, upon its failure to comply with such conditions, to the entry of a court order for rehabilitation pursuant to Article 74 of the New York Insurance Law. Such an order would allow the NYSDI, as rehabilitator, to take possession of MDNY's assets and assume control of MDNY's business. After the entry of such an order, NYSDI would also have the right, pursuant to Article 74, to apply for a court order to liquidate MDNY if it determined that further efforts to rehabilitate MDNY would be futile. Any liquidation of MDNY would have a material adverse effect on the value of LIPH's investment in MDNY. Inasmuch as such investment is the principal asset of LIPH, a material diminution in the value of such investment would have a material adverse effect on LIPH's financial position (including, potentially, insolvency), and the shareholders of LIPH could lose all or part of their investment in LIPH.

      As of December 31, 2000, MDNY has not met the schedule of actions specified in the NYSDI Consent. In particular, MDNY failed to obtain a letter of intent and to execute definitive agreements regarding the required investment by the applicable deadlines therefor. MDNY has had further consultations with the NYSDI.

      The New York State Department of Health ("NYSDH") and NYSDI required MDNY to maintain reserves (in the form of statutory net worth) of approximately $8 million at December 31, 1999 compared to MDNY's statutory-basis financial statement net worth at December 31, 1999 of $3 million. The NYSDH and NYSDI therefore informed MDNY that, as of December 31,1999, MDNY had a statutory net worth deficiency of approximately $5 million, and was not in compliance with New York State reserve requirements.

      In May 2000, MDNY, CHS, LIPH and Island IPA entered into a Reconciliation Agreement ("Reconciliation Agreement") whereby certain intercompany balances of approximately $5.9 million owed by MDNY and Island IPA to each other were eliminated. As a result of discussions during September 2000, NYSDI indicated to MDNY that NYSDI did not object to the Reconciliation Agreement. MDNY thereafter submitted statutory financial statements for the quarter ended June 30, 2000 that report that MDNY was in compliance at that date with all NYSDI reserve requirements. MDNY continues to work closely with the NYSDI to ensure that the NYSDI agrees that MDNY meets statutory requirements. Although the Company believes that, as a result of MDNY's positive financial performance during 2000 and the effect of the Reconciliation Agreement, MDNY is now in compliance with NYSDI's cash reserve and capital requirements, there can be no assurance that NYSDI will accept the financial statements submitted by MDNY for the quarter ended June 30, 2000 or MDNY's related statutory cash reserve and capital calculations, or that NYSDI will not enforce the NYSDI Consent against MDNY.

      On November 8, 1999, NYSDI published proposed regulations setting forth standards for financial risk transfer between insurers and healthcare providers that would, if adopted, require independent practice associations and individual providers who take risk ("Providers") to demonstrate their financial responsibility and capability to insurers. Providers may be required to demonstrate their financial responsibility by providing a security deposit equivalent to 12.5% of their estimated annual capitation received from the insurer under the financial risk sharing agreement between a Provider and its insurer. Where a provider is a health care facility or an IPA, the financial security deposit may not be less than $100,000 and may consist of either securities or a letter of credit. The requirement would apply to those IPAs that receive annual capitation exceeding $250,000. The proposed regulation arises from NYSDI's efforts to prevent HMO failures in conjunction with their contracts with Providers. In assessing the insurer's ability to fulfill its non-transferable obligation to provide health care services to an HMO's subscribers, the proposed regulation provides that NYSDI would give consideration to the financial condition of the insurer and the Provider as well as to the security deposit. The Company is determining what effect, if any, this regulation could have on MDNY's operations. Any final regulation adopted by the NYSDI could have a negative effect on the Company's financial statements.

      Certain Changes in Management. On January 18, 2000, Richard Radoccia resigned as Chief Executive Officer of MDNY and was replaced by Paul Accardi, who, prior thereto, had been MDNY's Chief Financial Officer since March 1997.

      Suspension of Expansion Activities. As of September 14, 1998, the NYSDH approved MDNY's expansion into the Western New York region and, as of that date, MDNY began enrolling members in Erie and Niagara counties. MDNY subsequently requested that the NYSDI permit MDNY to withdraw all HMO products from the Erie and Niagara county marketplace. Since June 1, 2000, MDNY has ceased offering group or individual policies in Erie and Niagara counties. All expansion efforts of MDNY have been suspended.

      Certain Financial Information. The financial statements of the Company as of December 31, 1999 and for the year then ended have been prepared assuming that the Company will continue as a going concern. The auditor's report states that "the Company has suffered recurring losses from operations since inception, has a working capital deficiency and has utilized substantially all proceeds received from the Company's initial equity offering to fund operations. The ability to continue as a going concern is dependent, among other things, upon the Company achieving profitable results from operations and obtaining positive cash flow from operations." The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Pursuant to the Professional Services Agreements, total revenues paid to the IPAs in 1999 were capitated at 82.5% and 84% of net premium for commercial and medicare enrollees, respectively. Revenues paid to the IPAs were capitated at 80% of net premium in 1998 and 1997, respectively. As of December 31, 1999, the IPAs had a collective negative net worth of approximately ($12) million. The IPAs have incurred losses from operations for 1999, 1998 and 1997 and had working capital deficiencies for such years primarily resulting from Medicare claims exceeding related revenue. In the event that the IPAs are unable to meet their obligations to members of their provider networks, MDNY would be responsible for ensuring that an adequate provider network is maintained to service MDNY's current enrollees. In addition, MDNY could be responsible for the settlement of outstanding claims to providers contracted through the IPAs. In such event, there can be no assurance that MDNY would be able to settle such claims in whole or part, or that MDNY's additional obligations in respect thereof would not have a material adverse effect on MDNY's, and, in turn, the Company's, business, financial condition, results of operations or prospects.

      Effective January 1, 1999, MDNY received approval from the NYSDI for an average premium rate increase of approximately 10%. MDNY has received approval from NYSDI for additional premium rate increases of approximately 20%, effective on January 1, 2001.

      Effective September 1, 1998, the IPAs converted to a non-deficit reimbursement methodology for the Medicare line of business relating to physician costs, whereby such costs are limited to an amount not to exceed related revenues. This new methodology has limited losses, which approximated $5 million in 1998.

      During 2000, MDNY paid NextStage a management fee equal to 100% of costs incurred under the Management Services Agreement. The Management Services Agreement expired in October 2000. During 1999, MDNY paid NextStage a management fee equal to 100% of costs incurred until MDNY reached 50,000 covered lives, excluding PPO and dental lives, after which the management fee is based on a percentage of premiums. Membership exceeded 50,000 in the first quarter of 1999. The resulting change in fee structure permitted the IPAs and their Providers to contract for different levels of management services provided by NextStage and allowed the IPAs greater ability to contract with management companies other than NextStage. The management fee paid by MDNY to NextStage for 1999 was based on 12% of net commercial and Medicare premiums earned by MDNY plus 100% of costs incurred relating to servicing commercial enrollees in MDNY's expanded counties. The medical capitation fee paid by MDNY to the IPAs with regard to 1999 was negotiated at 82.5% commercial premiums and 84% Medicare premiums.

      Business Strategy

      During 2000, MDNY took the following steps to provide liquidity to MDNY and achieve profitability:

      o Management initiated efforts to reduce operating expenses, primarily through staffing reductions.

      o MDNY revised its reimbursement methodology to the IPAs and is in the process of revoking delegation to the IPAs of medical management and claims processing services.

      o MDNY terminated the development of licensed expansion initiatives in additional counties in New York State and withdrew from Erie and Niagara counties.

      o MDNY engaged in negotiations to obtain additional capital from potential outside investors.

      o MDNY allowed the Management Services Agreement to expire in order to reduce administrative expenses.

      While management believes that implementation of its plans to achieve profitability and obtain additional capital will provide MDNY with the ability to continue as a going concern, there is no assurance that such actions will achieve positive results from operations or adequate working capital and equity.

      MDNY's business strategy for 2000 and 2001 includes the following goals:

      o     expanding its small group business through increased sales.

      o continuing the reduction in administrative costs while improving operating performance.

      o     increasing premium rates with an effective date of January 1, 2001.

      o withdrawing from the Company's Medicare risk contract effective January 1, 2001.

      Potential Restructuring

      The Company owns all the shares of Class A common stock of MDNY and CHS owns all of the Class B voting common stock of MDNY. The Company, MDNY and CHS have agreed that to facilitate potential future expansion, they would effect a restructuring whereby the shareholders of the Company would, in the aggregate, receive voting and non-voting stock in MDNY Holdings, Inc. ("Holdings") in the same proportion as the Company's ownership in MDNY, CHS would own the same proportion of stock in Holdings as it currently holds in MDNY, and MDNY would become a wholly-owned subsidiary of Holdings (the "Restructuring"). The Restructuring was approved by the shareholders of LIPH on April 15, 1997. The Restructuring was intended to facilitate expansion and has not been effected. The Company may seek to effect the Restructuring at a later date.

      The Managed Care Industry

      Health care costs in the United States have escalated dramatically from $324 billion in 1982 to an estimated $1 trillion in 1998, or approximately 12.5% of the gross national product. As a result, employers, insurers, governmental entities and health care providers have sought effective cost containment measures, contributing to the development of the managed care industry. Further, the inability of a significant portion of the population to obtain health care coverage has resulted in health care reform measures proposed both at the federal and state levels, many of which focus on managed care as a means for providing quality health care services on a cost-effective basis for this population.

      Commercial. An HMO provides or arranges for the provision of comprehensive health care services, including physician and hospital care, to a voluntarily enrolled population for a fixed, prepaid premium. Except in the case of medical emergency, the member receives care from participating primary care physicians who, in turn, refer the members to participating specialists and hospitals as required. Medical management controls are implemented to encourage efficient and economic utilization of health care services. These controls include monitoring physician services, the level of hospital admissions and the lengths of hospital stay, and promoting the use of non-hospital based medical services.

      Initially, managed care was provided primarily through HMOs, but has expanded to the provision of an increasing variety of products and services, including preferred provider organizations ("PPO"), utilization review services, third-party claims administrators and specialty benefit programs, which are marketed to self-insured employer plans, unions, indemnity insurers and other groups.

      A number of government-sponsored health care programs have begun to encourage the enrollment of their beneficiaries into managed care plans, particularly HMOs, as a means of controlling escalating health care costs. The largest of these programs are Medicare and Medicaid, which in most instances service the elderly and the poor, respectively.

      Medicare. Medicare is a federal government-sponsored entitlement program administered by the Health Care Financing Administration ("HCFA"), providing health care coverage to individuals, primarily over 65 years of age. In 1998, Medicare accounted for approximately $214.6 billion in health benefits for approximately 38 million aged and disabled enrollees. This represents an amount, which is 7.2% higher than fiscal year 1997 and reflects growth in beneficiary enrollment, service utilization and medical inflation.

      The federal government, through HCFA, has contracted with HMOs since 1985 and approximately 7 million Medicare beneficiaries are enrolled in managed care. Of that number, approximately six million are covered under plans that assume risk in the delivery of health care services to Medicare beneficiaries ("Medicare Risk Contracts"). In contracting with HMOs pursuant to Medicare Risk Contracts, HCFA bases payment rates on 95% of the average Medicare medical costs, determined by county and adjusted for age, sex, and institutional status. In addition to the 5% cost savings, the financial risk and most of the administrative burdens of health care service delivery are shifted to the HMO, and the administrative efficiency practices of managed care are integrated into the Medicare program. At December 31, 1998, there were approximately 346 Medicare Risk Plans Nationwide (including multiple plans by single HMOs), and approximately 33 contracts applications pending. On January 1, 1999, Medicare Risk HMOs transitioned to Medicare+Choice contract under provisions enacted by the Balanced Budget Act of 1997.

      Competition

      The health care industry, both generally and in the New York metropolitan area, is characterized by intense competition. MDNY competes with independent HMOs, such as Health Insurance Plan of New York, Vytra Healthcare, Inc. and Oxford Health Plans, Inc., which have significant enrollment in the New York metropolitan area. MDNY also competes with HMOs and managed care plans sponsored by large health insurance companies, such as CIGNA Corporation, Aetna U.S. Healthcare Inc., United Health Group and Blue Cross/Blue Shield. These competitors have large enrollment in MDNY's service areas. Certain of these competitors have been in existence for longer periods of time than MDNY, are better established than MDNY, and have greater financial resources, management experience and product development programs than MDNY. In addition, other firms with resources greater than those of MDNY may enter into competition with MDNY by providing, for example, alternative healthcare delivery systems or by offering greater benefits for a smaller premium payment. Additional competitors may enter MDNY's markets in the future.

      The Company believes that the network of providers under contract with MDNY is an important competitive advantage. However, the cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups, and certain of MDNY's competitors have set premium rates at levels below MDNY's rates for comparable products. Although MDNY's service area has recently experienced large premium rate increases, the Company anticipates that premium pricing will continue to be highly competitive. There can be no assurance that MDNY will be able to compete effectively for the business of employer groups. If MDNY is unable to attract subscribers for its medical services, it will adversely affect MDNY's ability to generate revenues, thereby limiting MDNY's ability to make provider payments to the IPAs.

      MDNY

      Business Overview

      MDNY is an independent practice association-model HMO that is licensed by the State of New York to operate in Nassau and Suffolk counties, New York, where its operations are primarily focused. MDNY ceased operations in Erie and Niagara counties during 2000. At December 31, 1999, MDNY had no full-time employees, other than its Medical Director. Since July 2000, MDNY has hired additional employees to perform the management and administrative functions previously provided by NextStage pursuant to the Management Services Agreement, which expired in October 2000. MDNY's operations commenced on January 1, 1996. MDNY provides comprehensive health care services to its Members for a fixed monthly premium, plus a co-payment, as applicable, by the Member to a participating physician for each office visit generally, and a dispensing fee or co-payment to the pharmacy for each prescription filled. The basic benefits provided within a Member's benefit plan consist of primary and specialty physician care, inpatient and outpatient hospital services, emergency and preventive health care, laboratory and radiology services, ambulance services, eye care, physical and rehabilitative therapy services, chiropractic services, mental health care, and alcohol and substance abuse counseling. For an increased monthly premium, Members have the option to receive prescription drugs and vision care and other supplemental benefits. At December 31, 1999, MDNY had 80,500 Members, comprised of individuals and families, enrolled in its health maintenance plans. MDNY's primary product line includes point-of-service plans, traditional HMO plans and Medicare plans. A significant portion of MDNY's enrollees, approximately 24% of total enrollees, are covered by one employer, CHS, which owns 33% of the stock in MDNY. Management currently monitors and evaluates MDNY's financial performance based on the combined service area of Nassau and Suffolk counties.

      MDNY entered into the Professional Services Agreements for the provision of applicable healthcare services to Members, pursuant to which Island Practice Association IPA, Inc. provides medical and surgical services; Island Behavioral Health Association IPA, Inc. provides behavioral health services including psychiatry; and Island Dental Professional Association IPA, Inc. provides dental services. Each IPA is responsible for contracting with individual healthcare providers. The IPAs are responsible for overseeing the initial and continuous screening of participating healthcare providers. MDNY compensates each IPA according to the number of Members the IPA serves and the type of policy covering each Member the IPA serves based on a percent of net revenues derived by MDNY. Pursuant to the Professional Services Agreements, MDNY has agreed to pay the IPAs a negotiated contracted rate ("Risk Sharing Payments") that are limited to 82.5% of MDNY net commercial premiums and 84% of MDNY Medicare net premiums. Amounts paid by MDNY to the IPAs are used by the IPAs to pay claims for professional and ancillary services rendered to Members by participating physician providers. If the IPAs are unable to meet their obligations to their members, MDNY would be responsible for ensuring that an adequate provider network is maintained to service MDNY's enrollees.

      All physicians in MDNY's provider network are required to participate in quality improvement and utilization review programs. The quality improvement program is designed not only to maintain but to continually improve the delivery of proper medical care and includes:

      o Utilization reviews, management programs and outcome studies, which evaluate statistical information with respect to services used by Members and prescribed by participating physician providers and include such topics as preventive care services, prescription drugs, physician visits, emergency room use, hospital admissions and referrals made by primary care physicians to specialists;

      o Quality of care reviews, which identify issues affecting Members, including physician availability, physician treatment patterns and the structure and content of medical records;

      o Periodic peer reviews, which evaluate the quality and appropriateness of medical care provided by a particular physician and review, among other things, diagnoses, tests, prescription drug usage and the utilization level of the physician by the Members; and

      o A physician committee infrastructure to oversee medical policy and the quality improvement program.

      The quality improvement program utilizes computerized claims information as well as medical records which are maintained by the physicians and to which MDNY has access. In addition and as required by state law, MDNY has an established complaints and appeals procedure for Members and participating physician providers to formally register concerns with the HMO. These concerns are then investigated and resolved pursuant to the procedures established by the HMO.

      Additionally, the Company believes that educating MDNY's Members with respect to health care is a critical component in health care cost containment. MDNY's quarterly newsletter to its Members contains, among other items, information on preventive health care. MDNY also distributes newsletters to participating providers. To further promote Member participation in controlling health care costs, MDNY requires co-payments by its Members for most office visits and some other services. These co-payments are made by the Member directly to the physician or other provider and range from $5 to $20 per office visit, and $50 for emergency room treatment. MDNY is approved for a $5 to $20 co-payment for office visits and a $50 co-payment for emergency room treatment. Certain contracts also require Members to pay co-payments for inpatient hospital services.

      MDNY Products

            HMO Product

      MDNY's HMO products are offered through three programs: MDValue, MDSelect and MDClassic each designed to meet specific needs and health benefit objectives ("HMO Product"). In the MDValue program, the Member must stay within MDNY's local network for specialty care. The MDSelect program requires the Member to select a personal physician who specializes in primary care (a primary care physician or "PCP") and will oversee their healthcare needs. The PCP is the Member's link to MDNY's network of medical professionals and specialists. In the MDClassic program, at the time of enrollment, Members select their PCP and also have immediate access to MDNY's network of specialists, without referral from the PCP.

      HMO Product premiums accounted for approximately 50%, 58% and 71% of total premiums earned by MDNY in 1999, 1998 and 1997, respectively.

            POS Product

      MDNY's point-of-service product allows Members direct access to MDNY's preferred network and gives Members the additional option to select any physician outside the MDNY preferred network, even without a referral ("POS Product"). Members who choose the POS Product must meet an annual deductible and pay the appropriate coinsurance amount. POS Products are offered through the MDValue, MDSelect and MDClassic programs.

      POS Product premiums accounted for approximately 26%, 26% and 23% of total premiums earned in 1999, 1998 and 1997, respectively.

            Medicare Product

      MDNY's Medicare product allows Medicare-eligible individuals residing in Nassau and Suffolk counties access to MDNY's network ("Medicare Product"). MDNY currently offers two Medicare Products: MDSelect65 (a zero-premium plan modeled after MDSelect) and MDClassic65. MDClassic65 Members pay a small monthly premium and receive a range of enhanced benefits, including the ability to self-refer to certain medical and surgical specialists without obtaining a referral from the PCP.

      Pursuant to a contract with the Health Care Financing Administration ("HCFA"), MDNY is paid a fixed per member per month capitation amount by HCFA based upon a formula of the projected medical expense of each Medicare Member. MDNY bears the risk that the actual costs of the provision of healthcare services to Medicare Members may exceed the capitation amount received by MDNY. Medicare contracts provide revenues that are generally higher per member than contracts for non-

Medicare members. Such contracts, however, also carry certain risks such as higher comparative medical costs and regulatory and reporting requirements per member.

      At December 31, 1999, MDNY had approximately 6,800 Medicare members enrolled in its Medicare plans compared with approximately 3,400 members at the end of 1998. Medicare accounted for approximately 24% of total premiums earned for the year ended December 31, 1999 compared with 16% and 8% in 1998 and 1997, respectively. The associated medical claims expenses related to Medicare plans resulted in IPA losses of approximately $7 million in 1999 and $4.5 million in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      MDNY responded to losses from its Medicare Products by: (i) implementing a non-deficit reimbursement methodology effective September 1, 1998, under which reimbursement rates for in-network physician costs are prospectively adjusted to ensure that payments do not exceed related revenues; (ii) obtaining a waiver from HCFA for 1999 which limited the number of new Medicare enrollees MDNY was obligated to enroll for 1999 to a maximum of 2,190; and (iii) establishing greater controls on medical management, including shifting more of the Medicare risk for medical losses to MDNY's hospital and physician providers.

      MDNY will withdraw from the Medicare program effective December 31, 2000.

      Workers' Compensation Product

      In January 1997, MDNY formed MDNY CompGuard, Inc., a workers' compensation managed care PPO. Pursuant to the NYSDH's new managed workers' compensation guidelines, MDNY CompGuard was certified by the NYSDH to operate as an occupational health and workers' compensation PPO in February 1998. At December 31, 1999, MDNY CompGuard, Inc. had no significant financial activity.

      Marketing

      MDNY has a network of general agents and brokers that market MDNY's products to small-employer groups and associations. MDNY also maintains an in-house sales force for direct marketing to non-brokered accounts.

      In March 1997, MDNY formed MDNY Preferred Network, Inc. to market PPO products. MDNY has begun marketing PPO products to large employer groups and unions that desire to offer medical or dental benefits on either an insured or self-insured basis to their employees or members. At December 31, 1999, MDNY Preferred Network, Inc. had no significant operations or financial activity.

      Government Regulation

      The operations of MDNY and the IPAs are subject to substantial regulation and to risks associated with changes in such regulations.

      State Regulation

      New York State regulates HMOs pursuant to Article 44 of the Public Health Law. Subject to Article 44, HMOs are exempt from the New York Insurance Law and regulations. New York State law requires that MDNY obtain a Certificate of Authority from NYSDH in order to operate as an HMO. MDNY obtained a Certificate of Authority in December 1995.

      As an HMO, MDNY is subject to extensive regulatory requirements imposed by the State of New York, including requirements governing reporting, quality assurance, provider contracting, management agreements, financial and solvency issues, rate-setting, scope of benefits, marketing and related matters. State regulatory authorities exercise oversight regarding the provider networks, medical care delivery and quality assurance programs, contract forms and financial condition of MDNY. State regulations require MDNY to maintain restricted cash or available cash reserves, a minimum net worth and impose restrictions on MDNY's ability to make dividend payments, loans or other transfers. Applicable state statutes and regulations require an HMO to file periodic reports with the relevant state agencies, and contain requirements relating to the operation of the HMO, the HMO's rates and benefits applicable to its products and the HMO's financial condition and practices. MDNY is also subject to periodic examination by the relevant state regulatory authorities. Applicable federal and state regulations also contain licensing and other requirements relating to the offering of MDNY's products in new markets, which may restrict MDNY's ability to expand its business.

      New York statutes and regulations require the prior approval of the NYSDH and the NYSDI of any change of control of MDNY. For purposes of these statutes and regulations, generally "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of an entity. Control is presumed to exist when a person, group of persons or entity acquires the power to vote 10% or more of the voting securities of the Company.

      New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, MDNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year.

      The NYSDH and NYSDI required MDNY to maintain reserves (in the form of statutory net worth) of approximately $8 million at December 31, 1999 compared to MDNY's statutory-basis financial statement net worth at December 31, 1999 of $3 million. The NYSDH and NYSDI therefore informed MDNY that, as of December 31,1999, MDNY had a statutory net worth deficiency of approximately $5 million, and was not in compliance with New York State reserve requirements.

      In May 2000, MDNY, CHS, LIPH and Island IPA entered into the Reconciliation Agreement, whereby certain intercompany balances of approximately $5.9 million owed by MDNY and Island IPA to each other were eliminated. As a result of discussions during September 2000, NYSDI indicated to MDNY that NYSDI did not object to the Reconciliation Agreement. MDNY thereafter submitted statutory financial statements for the quarter ended June 30, 2000 that report that MDNY was in compliance at that date with all NYSDI reserve requirements. MDNY continues to work closely with the NYSDI to ensure that the NYSDI agrees that MDNY meets statutory requirements. Although the Company believes that, as a result of MDNY's positive financial performance during 2000 and the effect of the Reconciliation Agreement, MDNY is now in compliance with NYSDI's cash reserve and capital requirements, there can be no assurance that NYSDI will accept the financial statements submitted by MDNY for the quarter ended June 30, 2000 or MDNY's related statutory cash reserve and capital calculations, or that NYSDI will not enforce the NYSDI Consent against MDNY.

      The continued failure of MDNY to meet reserve requirements, the failure of MDNY or the IPAs to comply with other existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company, MDNY and the IPAs.

      In addition, certain Federal and New York State laws limit the extent to which healthcare providers may refer patients to businesses or facilities in which the health care provider has a financial interest. In pursuing healthcare-related business opportunities and investments, MDNY is required to limit its ownership, investment and payment practices and procedures and may be unable to invest in, contract with, or own certain healthcare entities unless the proposed arrangement satisfies the terms of applicable Federal and New York State laws. Fees paid by MDNY for management services provided to MDNY and the IPAs by NextStage pursuant to the Management Services Agreement were based on a percentage of premium revenues and subject to NYSDH approval.

      Effective January 1, 1997, New York State enacted the Health Care Reform Act of 1996 (the "HCRA") which allows all private healthcare payors to negotiate payment rates for inpatient hospital services. Previously, only HMO's could negotiate rates for these services. Also, beginning in January 1997, MDNY began to make payments to state funding pools to finance hospital bad debt and charity care, graduate medical education and other state programs under the Act. Previously, hospital bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. As the HCRA expired in 1999, action regarding HCRA was reviewed and considered by the New York State Legislature in the 1999 Legislative Session, and was signed into law on December 30, 1999. This law extends the existing surcharges on assessable services rendered by designated providers through June 30, 2003. Such surcharges are used to fund indigent care and healthcare initiative pools. The alternative inpatient professional education pool surcharge applicable to inpatient hospital payments made by affected non-electing third party payors is also extended and is fixed at the 1999 levels through June 30, 2003.

      It is difficult to predict whether additional regulatory requirements may apply to the operations of MDNY and the IPAs. It should be assumed, however, that the health care delivery system in New York State will continue to be subject to a high level of regulatory control, which may impose additional limitations on the ability of the MDNY and the IPAs to engage in various financial transactions.

      Effective July 1, 1999, New York enacted a new law establishing a right for health care consumers to obtain an external review of determinations made by HMOs and insurers when coverage of health care has been denied on the grounds that the service is not medically necessary or that such service is experimental or investigational and establishing standards for the certification of the external review agents. In addition, the law requires provider contracts to include an explanation of provider payment methodologies; the time periods for provider payments; the information to be relied upon to calculate payments and adjustments; and the process to be employed to resolve disputes concerning provider payments.

      In 1998, New York enacted a law requiring the current Consumer Guide published by the State Insurance Department, which ranks health plans based on the ratio of complaints found to be valid and the ratio of appeals made through the grievance and Utilization Review process, including the number of times a health plan reverses a decision, to also include, effective September 1, 1999, the rate of physician board certification; provider turnover rates; the percentage of enrollees who have been seen for ambulatory or preventive care visits during the previous three years of enrollment; methods used to compensate providers; accreditation status of plans and indices of quality, including rates of mammography, prostate and cervical cancer screening, prenatal care, immunization; other information collected through the Health Plan Employer Data Information Set; and the results of a consumer satisfaction survey conducted by the State Superintendent of Insurance.

      Insurers and HMOs are required to pay providers within 45 calendar days of receipt of undisputed claims submitted for services provided. In the event a claim is not undisputed, the insurer or HMO must notify the provider within 30 calendar days of receipt and request additional information if necessary. In addition to charging interest on late claims, penalties of up to $500 per day per claim may be imposed.

      Penalties of up to $10,000 may be imposed on insurers and HMOs which fail to respond to the NYSDI inquiries in a timely manner and in good faith.

      Effective January 1998, New York laws also require coverage of the following benefits:

      (i) HMOs are required to cover individuals undergoing mastectomies for a duration to be determined by the attending physicians and the patient. Out-of-network second opinions for cancer are required to be covered;

      (ii) Coverage is also required for all stages of reconstruction of the breast on which a mastectomy has been performed. In addition, coverage for surgery and reconstruction of the other breast to produce a symmetrical appearance is now mandated; and

      (iii) Chiropractic care coverage by a licensed doctor chiropractic upon referral by a PCP is also now mandated. HMOs and non-managed care plans are subject to different requirements.

      Effective January 1998, coverage for enteral formulas is required for all plans, which provide a pharmacy benefit. The modified food component of this mandated coverage is capped at $2,500 per member per year.

      New York State's excess medical malpractice program has been extended for one year. The extension of the program is on a self-funded basis based upon the existing surplus, with no contribution from payors and insurers. Premiums will be returned to insurers under certain circumstances.

      Federal Regulation

      One of the most significant applicable federal laws is the Health Maintenance Organization Act of 1973, as amended (the "HMO Act"), and the rules and regulations promulgated thereunder. The HMO Act governs federally qualified HMO's, and prescribes the manner in which such HMO's must be organized and operated.

      MDNY's health plans that have Medicare risk contracts, MDSelect65 and MDClassic65, are subject to regulation by HCFA, a branch of the United States Department of Health and Human Services. HCFA has the right to audit health plans operating under Medicare risk contracts to determine each health plan's compliance with HCFA's contracts and regulations and the quality of care being rendered to the health plan's Medicare members. Health plans that offer a Medicare risk product must also comply with requirements established by peer review organizations ("PRO"), which are organizations under contract with HCFA to monitor the quality of health care received by Medicare members. PRO requirements relate to quality assurance and utilization review procedures

      Medicare+Choice (Part C) Legislation and the Balanced Budget Act of 1997 have affected current risk contractors. Beginning in 1999, Medicare beneficiaries had more options for health care coverage (PSO, PPO, MSAs), and HCFA undertook an educational effort paid for by Medicare managed care plans. Another major impact will be the changes to the rate methodology, and new time frames for submitting rate and benefit filings.

      The Women's Health and Cancer Rights Act of 1998 (the "WHCR Act") mandates coverage of reconstructive surgery and other treatments associated with mastectomy and required plans to notify enrollees before the effective date of January 1, 1999. New York State's mastectomy and reconstruction mandates enacted in 1997 and in effect since January 1, 1998, match or exceed the WHCR Act's requirements with the exception of the federal requirement for coverage of prostheses in group market products. The WHCR Act also prohibits the Federal Employees Health Benefits Program from using federal funds to contract with any health plan that provides coverage for prescription drugs unless that plan also provides coverage for contraceptives, including devices. The WHCR Act increases the tax deduction for health insurance expense of self employed individuals to 60% in 1999, 70% in 2002, and 100% in 2003, accelerating the phase-in which was enacted in the Balanced Budget Act of 1997.

      Proposed Federal and State Legislation

      Federal and New York State policymakers are continually considering changes to laws and regulations applicable to HMOs. During 2000, bills have been introduced in the New York legislature which would require HMOs to allow any physician to participate in the HMO regardless of geographic need and would subject HMOs to liability for delays in patient treatment pending HMO authorization therefor, and other important factors that would subject HMOs to other new regulatory requirements. Another bill being considered by the State Assembly would hold HMOs legally liable for the consequences of their decisions in providing health care to their members. Additionally, other bills are being considered by the State legislature which could significantly affect MDNY. Congress is also considering significant changes to both the Medicare and Medicaid programs. The proposed regulatory changes described above, if enacted, could increase health care costs and administrative expenses. In addition, the various bills introduced in Congress and the state legislature contain provisions, which may facilitate entry of competing managed care organizations into MDNY's service areas. The Company is reviewing the proposed regulatory changes to assess the potential effect of such changes on MDNY's operations.

      The Federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") may have a significant effect on MDNY's operations. Regulations promulgated under HIPAA seek to (i) ensure portability of health insurance to individuals changing jobs or moving to individual coverage by limiting application of preexisting condition exclusions, (ii) guarantee availability of health insurance to employees in the small group market and (iii) prevent exclusion of individuals from coverage under group plans based on health status. New York State has a similar law. Effective January 2001, HIPAA will impose new standards of protection against inappropriate use and disclosure of patient-identifiable health information that are applicable to health plans, their contracted entities and business partners. Violations of this regulation will be subject to significant penalties. Finally, to the extent HIPPA does not provide for complete federal preemption of state laws, it may increase MDNY's burden of compliance.

      On November 8, 1999, NYSDI published proposed regulations setting forth standards for financial risk transfer between insurers and healthcare providers that would, if adopted, require independent practice associations and individual providers who take risk ("Providers") to demonstrate their financial responsibility and capability to insurers. Providers may be required to demonstrate their financial responsibility by providing a security deposit equivalent to 12.5% of their estimated annual capitation received from the insurer under the financial risk sharing agreement between a Provider and its insurer. Where a provider is a health care facility or an IPA, the financial security deposit may not be less than $100,000 and may consist of either securities or a letter of credit. The requirement would apply to those IPAs that receive annual capitation exceeding $250,000. The proposed regulation arises from NYSDI's efforts to prevent HMO failures in conjunction with their contracts with Providers. In assessing the insurer's ability to fulfill its non-transferable obligation to provide health care services to an HMO's subscribers, the proposed regulation provides that NYSDI would give consideration to the financial condition of the insurer and the Provider as well as to the security deposit. The Company is determining what effect, if any, this regulation could have on MDNY's operations. Any final regulation adopted by the NYSDI could have a negative effect on the Company's financial statements.

Item 2. PROPERTIES

      The offices of the Company and MDNY are located in premises leased by MDNY at One Huntington Quadrangle, Suite 4C01, Melville, NY 11747. The lease expires February 15, 2007. Annual rent is $610,000. The Company believes that such offices are adequate and suitable for the business of the Company and of MDNY as currently conducted and as currently proposed to be conducted.

Item 3. LEGAL PROCEEDINGS

      In 1998, Kathy Kenny, a former employee, commenced an action against NextStage and MDNY in New York State Supreme Court, Queens County. The complaint alleges breach of contract, breach of fiduciary duty, and breach of certain health care confidentiality statutory provisions and employment statutes. Kenny also named various individuals as defendants in the suit (who are or were affiliated with NextStage and/or MDNY. Kenny seeks to recover $25 million in compensatory damages and $25 million in punitive damages. Settlement negotiations have commenced, and the Company anticipates that any amounts payable by MDNY in connection with any such settlement will be covered by MDNY's insurance.

      In December 1999, Innovative Clinical Solutions Ltd., formerly known as PhyMatrix Corp. ("ICSL"), commenced an action against MDNY, NextStage, CHS and Richard Radoccia (then President and Chief Executive Officer of MDNY) in New York State Supreme Court, New York County, alleging various causes of action against one or more of the defendants, including claims of fraud, tortious interference with contract, breach of contract, unfair competition and enforcement of a security agreement. By a decision dated December 11, 2000, the Court granted the defendants' motions to dismiss and dismissed the complaint in its entirety. The Company does not know whether ICSL will appeal this decision.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1999 through the solicitation of proxies or otherwise.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for the shares of the Company's Common Stock. The Company's Common Stock is subject to various transfer restrictions. Under certain circumstances, the Company has the right, pursuant to the Company's Certificate of Incorporation, but not the obligation, to purchase stock of the Company which a shareholder desires to transfer, at a price based on the per share value determined by an independent certified public accountant.

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

      At December 31, 1999 there were 1,506 shareholders of record of the Company's Class A Common Stock and 4,333 holders of record of the Company's Class B Common Stock. All shareholders of Class A Common Stock are also shareholders of Class B Common Stock. "See Certain Relationships and Related Transactions."

 Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected financial data have been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere herein.

      The selected financial data in the table as of December 31, 1999, 1998, 1997, 1996 and 1995 are derived from the consolidated financial statements of the Company which have been audited by PriceWaterhouseCoopers, LLP, independent auditors, as indicated in their report included elsewhere in this Form 10-K. The audit report includes an explanatory paragraph regarding certain conditions which raise substantial doubt about the Company's ability to continue as a going concern. See "Consolidated Financial Statements."

Statement of Operations Data:
(in thousands, except per share data)

                                              Year ended December 31,
                           -----------------------------------------------------
                              1999       1998       1997       1996       1995
                              ----       ----       ----       ----       ----
Revenue:
  Premiums earned          $146,339    $90,273    $49,419    $23,298
  Investment income             404        419        343        491    $   223
                           --------    -------    -------    -------    -------
Total revenue              $146,743     90,692     49,762     23,789        223
Expenses:
  IPA medical expenses      117,682     71,293     39,536     19,360
  Commission expense          4,149      2,105      1,121        374
  Reinsurance, net              500        336         96         84
  Management fees            19,430     15,390     11,542      7,363      2,991
  General and admin
    expenses                  6,121      2,934        810        855      1,490
                           --------    -------    -------    -------    -------
Total expenses              147,882     92,058     53,105     28,036      4,481
Operating loss               (1,139)    (1,366)    (3,343)    (4,247)    (4,258)
Loss on operations of
spun-off subsidiary              --         --         --       (654)
Loss in equity investment        --         --         --        (20)
 Loss before minority
   interest                  (1,139)    (1,366)    (3,343)    (4,921)    (4,258)
Minority interest in
loss of subsidiary              337        439      1,015      1,008      1,320
  Net loss                     (802)      (927)    (2,328)    (3,913)    (2,938)
Basic and diluted loss
per share                  $   (137)   $  (159)   $  (399)   $  (670)   $  (512)
Basic and diluted
weighted average shares       5,839      5,839      5,839      5,839      5,737

Balance sheet data:
(in thousands)
                                             Year ended December 31,
                           -----------------------------------------------------
                              1999       1998       1997       1996       1995
                              ----       ----       ----       ----       ----
Working capital/
 (deficiency)                (2,397)      (911)      (434)     2,400      8,377
Total assets                 20,573     16,859     11,926     10,601      9,467
Long-term debt                2,746      2,554      1,404         --         --
Total liabilities            20,286     15,191      8,944      5,926      1,091
Minority interest               640        977      1,416        781         40
(Deficiency in assets)
/Shareholders' equity          (353)       691      1,566      3,894      8,336

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

      The Company's financial statements as of December 31, 1999 and for the year then ended have been prepared assuming that the Company will continue as a going concern. The auditor's report states that "the Company has suffered recurring losses from operations since inception, has a working capital deficiency and has utilized substantially all proceeds received from the Company's initial equity offering to fund operations. The ability to continue as a going concern is dependent, among other things, upon the Company achieving profitable results from operations and obtaining positive cash flow from operations." The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Consolidated Financial Statements.

      Certain statements in this Annual Report on Form 10-K are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors, including but not limited to the following: MDNY's and the IPAs' ability to continue as going concerns; the inability of MDNY to meet HMO statutory net worth requirements; that increased regulation will increase health care expenses or require additional or increased levels of statutory reserve requirements; that increased competition in MDNY's markets or a change in product mix will unexpectedly reduce premium revenue; that MDNY will not be successful in increasing membership growth; that health care costs in any given period may be greater than expected due to unexpected incidence of major cases, natural disasters, epidemics, changes in physician practices, and new technologies; and that major health care providers that have assumed capitation risk from MDNY will be unable to maintain their operations and reduce or eliminate their accumulated deficits and MDNY will correspondingly be able to maintain an adequate provider network.

      Legislative and regulatory proposals have been made at the federal and state government levels related to the health care system, including but not limited to limitations on managed care organizations (including benefit mandates) and reform of the Medicare program. Such legislative or regulatory action could have the effect of reducing the premiums paid to MDNY by governmental programs or increasing the MDNY's medical costs or both. The Company is unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, the Company cannot predict the effect of such legislation, action or regulation on MDNY's business.

      General Overview

      The Company has losses from operations for 1999, 1998 and 1997 and, at December 31, 1999 had a working capital deficiency of $2,397,000. The Company owns 67% percent of the stock in MDNY. The Company is a holding company whose principal asset is its investment in MDNY and conducts no operating activities of its own, other than legal costs which are funded by MDNY.

      MDNY's principal source of revenue is premiums earned. Other revenue consists principally of interest and rental income. Premiums earned represented 99.7% and 99.5% of MDNY's total revenue for the years ended December 31, 1999 and 1998, respectively.

      MDNY's ability to achieve profitability depends principally on reducing its medical expenses as a percentage of its premium revenue (the "medical loss ratio" or "MLR") and sufficiently reduce administrative costs. Although MDNY has initiated programs to reduce administrative costs, as of December 31, 1999, the actions had not yet generated improvements sufficient to return MDNY to profitability, primarily as a result of MDNY not having a sufficient enrollment base to derive significant economies of scale from its operations.

      MDNY seeks to control medical expenses through capitation arrangements with its affiliated IPAs and with non-IPA primary care physicians, capitation arrangements with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers. MDNY has limited its medical claims expense to 82.5% of net premium revenue relating to commercial enrollees and 84% of net premiums on its Medicare enrollees by capitating its exposure under the Professional Services Agreements with the IPAs. In addition, MDNY has limited its administrative costs through its Management Services Agreement with NextStage, whereby fees charged by NextStage during 1999 were based on 12% of new commercial and Medicare premiums earned plus 100% of costs incurred relating to servicing commercial enrollees in MDNY's expanded service area.

      During 2000, working capital improved as a result of the various measures and developments described above. For the nine months ended September 30, 2000, MDNY realized operating profits of approximately $9 million.

      Results of Operations

      The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the years indicated:

                                                Year Ended December 31,
                                                -----------------------

Statement of Operations Data:

Revenue:                                    1999        1998        1997
                                            ----        ----        ----
  Premiums Earned                           99.7 %      99.5 %      99.3 %
Investment and other income                   .3          .5          .7
                                           -----       -----       -----
Total revenue                              100.0       100.0       100.0
Expenses:
IPA medical expenses                        80.2        78.6        79.4
Commissions expense                          2.8         2.3         2.3
Reinsurance expense, net                      .3          .4          .2
     Management fees                        13.2        17.0        23.2
General and administrative expenses          4.2         3.2         1.6
                                           -----       -----       -----
     Total expenses                        100.7       101.5       106.7
     Operating loss                          (.7)       (1.5)       (6.7)
Loss on operations of spun-off
 subsidiary
Loss in equity investment
     Loss before minority
interest                                     (.7)       (1.5)       (6.7)
Minority interest in subsidiary               .2          .5         2.0
                                           -----       -----       -----
     Net loss                                (.5)       (1.0)       (4.7)

Statistical Data:
     Enrollment                           80,500      46,781      32,865

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Revenues for the year ended December 31, 1999 and 1998 were $146,742,536 and $90,692,204, respectively, generated primarily through health premiums earned. At December 31, 1999, MDNY's commercial enrollees totaled 73,656 as compared to 43,177 in 1998. With the start of the Medicare program in 1998, Medicare enrollment totaled 6,843 with corresponding $34,944,874 in premiums earned at December 31, 1999. Consistent with the increase in enrollment, MDNY's gross revenues increased in 1999. Investment income for 1999 was $403,952 as compared to $419,285 in 1998 as a result of slightly lower average invested cash balances during the year.

      Total expenses for the year ended December 31, 1999 were $147,882,424 as compared to $92,058,595 for the year ended December 31, 1998. This 61% increase in expenses is consistent with the 62% increase in revenue in 1999 as compared to 1998 as a result of increases in enrollment. Approximately 83%, or $46,390,000, of the overall increase in expenses is the result of medical expenses paid to the IPAs. This increase is consistent with the overall increase in premiums from increased enrollment and consistent with MDNY's contracted payment rates due to the IPAs.

      The remaining portion of the overall increase in expenses is due to increases in management service expenses. The most significant component of management services in 1999 were salaries, which approximated $11,961,000 as compared to $9,074,000 in 1998. During 1998, NextStage hired additional marketing and support staff to develop the Medicare product line and to address the overall increase in enrollment. In 1999, the remaining management fees, other than salaries, totaled approximately $7,467,000 as compared to $6,317,000 in 1998. Primary increases related to advertising, commissions, and general support expenses such as member handbooks and postage that are directly related to the increased enrollment levels realized during 1999. In addition, development of the MDNY product lines (Workers Compensation and the PPO) and continued expansion efforts accounted for $793,105 for management service expenses in 1998. These efforts were significantly reduced in 1999.

      Net loss for the year ended 1999 was $802,006 compared to $927,412 for 1998. The reduction in the loss of $125,406 was primarily a result of increased membership in 1999.

      Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      Revenues for the years ended December 31, 1998 and 1997 were $90,692,204 and $49,762,109, respectively, generated primarily through health premiums earned. At December 31, 1998, MDNY's commercial enrollees totaled 43,177 as compared to 32,865 in 1997. With the start of the Medicare program in 1998, Medicare enrollment totaled 3,604 with a corresponding $15,150,000 in premiums earned at December 31, 1998. Consistent with the increase in enrollment, MDNY's gross revenues more than doubled in 1998. Investment income for 1998 was $419,285 as compared to $342,740 in 1997 as a result of higher invested cash balances during the year. For the year ended December 31, 1998, the Company earned revenue of $90,692,204 primarily a result of increasing enrollment from 32,865 at December 31, 1997 to 46,781 at December 31, 1998.

      Total expenses for the year ended December 31, 1998 were $92,058,595 as compared to $53,104,936 for the year ended December 31, 1997. Approximately 82% or $31,757,000 of the overall increase is the result of medical expenses paid to the affiliated IPAs. This increase is consistent with the overall increase in premiums as a result of increased enrollment.

      The remaining portion of the overall increase in expenses is due to increases in management service expenses. The most significant component of management services in 1998 were salaries, which approximated $9,074,000 as compared to $5,825,000 in 1997. During 1997, NextStage hired additional marketing and support staff to develop the Medicare product line and to address the overall increase in enrollment. In 1998, the remaining management fees, other than salaries, totaled approximately $6,317,000 as compared to $5,717,000 in 1997. Primary increases related to advertising, commissions, and general support expenses such as member handbooks and postage that are directly related to the increased enrollment levels realized during 1998. In addition, development of the MDNY product lines (Workers Compensation and the PPO) and continued expansion efforts accounted for approximately $793,105 of management service expenses in 1998 as compared to $558,368 for such services in 1997.

      For the year ended December 31, 1998, total expenses were $92,058,595 or a 73% increase from the prior year. This 73% increase in expenses is consistent with the 82% increase in revenue in 1998 as compared to 1997 as a result of increases in enrollment.

      Net loss for the year ended 1998 was $927,412 compared to $2,328,220 for 1997. The reduction in the loss of $1,412,788 was primarily a result of general and administrative expenses decreasing as a percent of revenue from 27% in 1997 to 23% in 1998. This reduction was achieved by achieving certain economies of scale as a result of the substantial increases in revenue.

Liquidity and Capital Resources

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Cash flows provided by operating activities in 1999 of $4,035,000 was offset by net cash used in investing activities of $484,942, which contributed to the net increase in cash and cash equivalents of $3,550,058 in 1999 compared to a net increase in cash and cash equivalents of $5,012,756 in 1998. The increase in net cash provided by operating activities is primarily the result of increased liabilities to the IPAs and vendors due to delays in payments to these entities in order to preserve cash

      Cash flows provided from operating, investing and financing activities of $3,531,945, $480,811 and $1,000,000, respectively in 1998 resulted in the overall increase in cash and cash equivalents from January 1, 1998 to December 31, 1998 of $5,012,756. The $5,012,756 increase in cash and cash equivalents was a result of increases in amounts due to IPAs of $3,573,523 and receiving a $1,400,000 loan from CHS under Section 1307 of New York State Insurance Law in 1998. Repayment of Section 1307 loans is subject to approval by the NYSDI.

      Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      Cash flows used in operations and investing activities in 1997 of $6,291,867 and $2,311,958, respectively, were offset by net cash provided from financing activities of $3,050,000, which contributed to the net decrease in cash and cash equivalents of $5,553,825 in 1997 compared to a net decrease in cash of $1,078,148 in 1996. The increase in net cash used in operating activities is primarily the result of more timely payments to the IPAs in 1997 and increased premium receivables. This, together with continued expansion and increased operational costs resulted in the overall decrease in cash. Cash received from financing activities includes proceeds from additional stock offerings and a $1,400,000 loan from CHS under Section 1307.

      Cash flows provided from operating, investing and financing activities of $3,531,945, $480,811 and $1,000,000, respectively, in 1998 resulted in the overall increase in cash and cash equivalents from January 1, 1998 to December 31, 1998 of $5,012,756. The $5,012,756 increase in cash and cash equivalents was a result of increases in amounts due to independent practice associations of $3,573,523 and receipt of a $1,000,000 loan under Section 1307 from LIPH, LLC during 1997.

      Capital Reserves and Liquidity

      MDNY has incurred losses from operations for the last three years and has used substantially all of the cash raised in its initial equity infusion.

      The NYSDH and NYSDI required MDNY to maintain reserves (in the form of statutory net worth) of approximately $8 million at December 31, 1999 compared to MDNY's statutory-basis financial statement net worth at December 31, 1999 of $3 million. The NYSDH and NYSDI therefore informed MDNY that, as of December 31,1999, MDNY had a statutory net worth deficiency of approximately $5 million, and was not in compliance with New York State reserve requirements.

      In May 2000, MDNY, CHS, LIPH and Island IPA entered into the Reconciliation Agreement whereby certain intercompany balances of approximately $5.9 million owed by MDNY and Island IPA to each other were eliminated. As a result of discussions during September 2000, NYSDI indicated to MDNY that NYSDI did not object to the Reconciliation Agreement. MDNY thereafter submitted statutory financial statements for the quarter ended June 30, 2000 that report that MDNY was in compliance at that date with all NYSDI reserve requirements. MDNY continues to work closely with the NYSDI to ensure that the NYSDI agrees that MDNY meets statutory requirements. Although the Company believes that, as a result of MDNY's positive financial performance during 2000 and the effect of the Reconciliation Agreement, MDNY is now in compliance with NYSDI's cash reserve and capital requirements, there can be no assurance that NYSDI will accept the financial statements submitted by MDNY for the quarter ended June 30, 2000 or MDNY's related statutory cash reserve and capital calculations, or that NYSDI will not enforce the NYSDI Consent against MDNY.

      The financial statements of the Company as of December 31, 1999 and for the year then ended have been prepared assuming that the Company will continue as a going concern. The auditor's report states that "the Company has incurred losses from operations since inception and has utilized substantially all of the cash raised in its equity infusion in funding its operations. The ability to continue as a going concern is dependent, among other things, upon the Company achieving profitable results from operations and obtaining positive cash flow from operations." The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Pursuant to the Professional Services Agreements, total revenues paid to the IPAs in 1999 were capitated at 82.5% and 84% of net premium for commercial and medicare enrollees, respectively. Revenues paid to the IPAs were capitated at 80% of net premium in 1998 and 1997, respectively. As of December 31, 1998 and 1999, the IPAs had a collective negative net worth of approximately ($7) million and ($12) million, respectively. The IPAs have incurred losses from operations for 1999, 1998 and 1997 and had working capital deficiencies for such years primarily resulting from Medicare claims exceeding related revenue. In the event that the IPAs are unable to meet their obligations to members of their provider networks, MDNY would be responsible for ensuring that an adequate provider network is maintained to service MDNY's current enrollees. In addition, MDNY could be responsible for the settlement of outstanding claims to providers contracted through the IPAs. In such event, there can be no assurance that MDNY would be able to settle such claims in whole or part, or that MDNY's additional obligations in respect thereof would not have a material adverse effect on MDNY's, and, in turn, the Company's, business, financial condition, results of operations or prospects.

      Effective January 1, 1999, MDNY received approval from the NYSDI for an average premium rate increase of approximately 10% effective January 1, 1999. MDNY has received approval from NYSDI for additional premium rate increases of approximately 20%, effective on January 1, 2001.

      Effective September 1, 1998, the IPAs converted to a non-deficit reimbursement methodology for the Medicare line of business relating to physician costs whereby such costs are limited to an amount not to exceed related revenues. This new methodology has limited losses, which approximated $5 million in the year ended December 31, 1998.

      The Management Services Agreement expired in October 2000. During 1999, MDNY paid NextStage a management fee equal to 100% of costs incurred until MDNY reached 50,000 covered lives, excluding PPO and dental, after which the management fee is based on a percentage of premiums. Membership exceeded 50,000 in the first quarter of 1999. The resulting change in fee structure permitted the IPAs and their Providers to contract for different levels of management services provided by NextStage and allowed the IPAs greater ability to contract with management companies other than NextStage. The management fee paid by MDNY to NextStage for 1999 was based on 12% of net commercial and Medicare premiums earned by the MDNY plus 100% of costs incurred relating to servicing commercial enrollees in MDNY's expanded counties. The medical capitation fee paid by MDNY to the IPAs with regard to 1999 was negotiated at 82.5% of commercial premiums and 84% of Medicare premiums.

      MDNY's long term liquidity depends upon its ability to improve its operations and financial performance in order to meet its financial obligations, achieve statutory compliance, and achieve profitability. There remains uncertainty as to whether the actions described above will be sufficient to ensure the long-term viability of MDNY and the Company. As a result of MDNY's withdrawal from Medicare effective January 1, 2001, the Company anticipates that MDNY will experience a temporary reduction in cash flow as a result of payments for medical services incurred by not yet received to be made in the first quarter of 2001.

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHS for $1.4 million in 1998. Interest on these loans accrues at the prime rate and are payable quarterly. See Note 7 to the Consolidated Financial Statements included elsewhere herein. These loans brought MDNY's December 31, 1998 statutory net worth to $3.9 million compared to the NYSID required net worth of $6.0 million. (Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of the NYSDI).

Inflation

      Medical costs have been rising at a higher rate than that for consumer goods as a whole. The Company believes that MDNY's premium increases, capitation arrangements and other cost control measures mitigate, but do not wholly offset, the effects of medical cost inflation on MDNY's operations. MDNY's inability to increase premiums could negatively effect MDNY's future earnings.

Quantitative and Qualitative Disclosure about Market Risk

      In the normal course of operations, MDNY is exposed to market risks arising from adverse changes in interest rates primarily through its borrowing activities and minimally through its short-term investments. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of December 31, 1999, MDNY's only borrowings were under two promissory notes from LIPH, LLC and CHS, in the aggregate principal amount of $2.4 million, which both bear interest at 8.5%, the prime rate at December 31, 1999. A 100 basis point increase in interest rates, applied to MDNY's borrowings at December 31, 1999, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $240,000. MDNY's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that MDNY's exposure to market risk relating to interest rate risk is not material.

      MDNY has no derivative financial instruments or derivative commodity instruments, nor does MDNY generally have any financial instruments entered into for trading or hedging purposes. The Company believes that MDNY's business operations are not exposed in any material respect to market risk relating to foreign currency exchange risk or commodity price risk.

      The Year 2000 Issue

      Pursuant to the Management Services Agreement, NextStage provides for all the data processing/MIS requirements of MDNY. NextStage was responsible for all computer hardware and software upgrades necessary for Year 2000 compliance. NextStage assessed the requirements of modifying its computer systems to accommodate the Year 2000 issue, and all required modifications were completed in advance of the Year 2000 so as to not adversely affect MDNY's operations. In most cases, NextStage was dependent on outside software vendors. These vendors advised NextStage that the required modifications were being made, and would be available to the NextStage in the form of software release upgrades. NextStage implemented these release upgrades in a timely fashion, and hardware and software costs approximated $300,000 at December 31, 1999. MDNY expensed noncapital associated costs incurred to make these modifications. MDNY's core processing system and financial software were upgraded to their respective Year 2000 compliant versions in May 1999. Both of these systems are now Year 2000 compliant. NextStage completed its Year 2000 modifications in timely fashion, and, subsequent to December 31, 1999, MDNY has experienced no disruption to its operations due to a Year 2000 issue.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      See Index to Financial Statements and Schedules elsewhere herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   Directors of the Company

      The Company's By-laws provide for a staggered Board of Directors by classifying the Board into Class A, Class B and Class C directors. The current term of the Class A, Class B and Class C directors has expired.

      Set forth below are the names of the directors, their principal occupations for at least the last five years, and the names of any other companies whose securities are publicly held and of which they presently serve as directors.

Class A Directors

         Name                             Age          Director Since
         ----                             ---          --------------

         Steven Kobren, M.D...............41               1995
         Michael Ladinsky, D.O............41               1995
         Steven A. Napoli, M.D............44               1995
         Andrew. Pastewski, M.D...........64               1995
         Asvin M. Patel, M.D..............47               1995
         Andrew J. Peters, M.D............66               1995
         Reed Phillips, M.D...............53               1995
         Lynn Pierri, D.D.S.,.............46               1995
         Rosario Romano, M.D..............53               1995
         Robert Sarnataro, M.D ...........47               1995
         Jitendra Shah, M.D...............55               1995
         William E. Shuell, M.D...........46               1995
         Gary Wohlberg, M.D...............46               1995

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

      Andrew A. Pastewski, M.D., conducts a medical practice in general surgery in Patchogue, New York, a practice he has conducted since 1973. Dr. Pastewski has been a director of the Company since its inception.

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

      Reed Phillips, M.D., is Senior Medical Director of Hospice Care Network, Westbury, New York, a position he has held since 1997. From 1980 to 1997 he conducted a medical practice in oncology. Dr. Phillips has been a director of the Company since its inception.

      Lynn S. Pierri, D.D.S., M.S., M.D., conducts a dental practice in oral and maxillofacial surgery in Smithtown, New York, a practice she has conducted since 1986. Dr. Pierri has been a director of the Company since April 1995.

      Rosario Romano, M.D., conducts a medical practice in internal medicine in Port Jefferson, New York, a practice he has conducted since 1980. Dr. Romano has been a Medical Director of MDNY since 1998. Dr. Romano has been a director of the Company since its inception.

      Robert Sarnataro, M.D., conducts a medical practice in internal medicine in Flushing, New York, a practice he has conducted since 1985. Dr. Sarnataro has been a director of the Company since April 1995.

      Jitendra Shah, M.D., conducts a medical practice in family medicine in Patchogue, New York, a practice he has conducted since 1980. Dr. Shah has been a director of the Company since April 1995.

      William E. Shuell, M.D., conducts a medical practice in obstetrics/gynecology in Southampton, New York, a practice he has conducted since 1989. Dr. Shuell has been a director of the Company since its inception.

      Gary Wohlberg, M.D., conducts a medical practice in pulmonology medicine in Bay Shore, New York, a practice he has conducted since 1986. Dr. Wohlberg has been a director of the Company since its inception.

      Class B Directors

         Name                             Age         Director Since
         ----                             ---         --------------

         Lew E. Cibeu, M.D................68               1995
         Geri DiGiovanna, D.O.............36               1995
         Jeffrey M. Epstein, M.D..........49               1995
         Franco Gallo, M.D................39               1995
         Steven M. Goldberg, M.D..........46               1995
         David T. Goldman, M.D............46               1995
         David Grossman, M.D..............39               1995
         Linda Harkavy, M.D...............46               1995
         Robert A. Jason, M.D.............43               1995
         Martin P. Kaplan, M.D............53               1995
         Joseph Tamburrino, D.PM..........55               1996

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

      Jeffrey M. Epstein, M.D., conducts a medical practice in neurosurgery in West Islip, New York, a practice he has conducted since 1991. Dr. Epstein served as the Secretary of South Shore Neurologic Association from June 1988 to December 1991. Dr. Epstein has been a director of the Company since its inception.

      Franco Gallo, M.D., conducts a medical practice in gastroenterology and hepatology with Gastroenterology Associates of Suffolk, P.C., in Port Jefferson and Smithtown, New York, a practice he has conducted since July 1994. Dr. Gallo is also a clinical instructor in the Department of Medicine,

Division of Gastroenterology and Hepatology at Stony Brook University Medical Center. Dr. Gallo has been a director of the Company since its inception.

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

      David Grossman, M.D., conducts a medical practice in internal medicine with the Woodmere Medical Associates in Woodmere, New York, a practice he has conducted since July 1994. Prior to conducting his practice, Dr. Grossman was associated with the North Shore University Hospital, Manhasset, New York, where he was an intern and resident from July 1988 to June 1991 and received fellowship training from July 1992 to June 1994, and with the University Hospital, Stony Brook, New York, receiving fellowship training from July 1991 to June 1992. Dr. Grossman has been a director of the Company since its inception.

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

      Martin P. Kaplan, M.D., conducts a medical practice in pediatrics in Port Jefferson Station, New York, a practice he has conducted since 1978. Dr. Kaplan has been a director of the Company since April 1995.

      Joseph Tamburrino, D.P.M., conducts a practice in podiatric medicine in Westbury and Bayshore, New York, a practice he has conducted since 1974 and 1980, respectively. Dr. Tamburrino was elected to the Board in August 1996.

Class C Directors

          Name                            Age          Director Since
          ----                            ---          --------------

         Eli Anker, M.D...................52               1995
         Marion Bergman, M.D..............49               1995
         Charles A. Calabrese, M.D........49               1995
         Salvatore J. Caravella, M.D......44               1995
         Anthony P. Caruso, M.D...........51               1995
         Babu Easow, M.D..................52               1995
         Gregory Kalmar, D.D.S............54               1996
         Paul Kolker, M.D.................65               1994
         Amy Koreen, M.D..................38               1995
         M. A. Mirza, M.D.................56               1994
         Ronald R. Perrone, M.D...........53               1995
         Bruce A. Seideman, M.D...........43               1995
         David J. Weissberg, M.D..........46               1995

      Eli Anker, M.D., conducts a medical practice in general and vascular surgery with the Island Surgical and Vascular Group, P.C. in Islip Terrace, New York, a practice he has conducted since 1977. Dr. Anker has been a director of the Company since its inception.

      Marion Bergman, M.D., conducts a medical practice in pulmonary diseases and internal medicine in Patchogue, New York, a practice she has conducted since 1981. Dr. Bergman has been a director of the Company since its inception.

      Charles A. Calabrese, M.D., conducts a medical practice in plastic surgery in Stony Brook, New York, a practice he has conducted since 1987. Dr. Calabrese is a principal of Prima Technologies, a cosmetics manufacturer. Dr. Calabrese has been a director of the Company since its inception.

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

      Babu Easow, M.D., conducts a medical practice in cardiology in Riverhead, New York, a practice he has conducted since 1982. Dr. Easow has been a director of the Company since its inception. He also serves as the Secretary of the Company.

      Gregory Kalmar, D.D.S., conducts a practice in family and cosmetic dentistry in Huntington, New York, a practice he has conducted since 1974. From 1982, Dr. Kalmar has also been an attending dentist at Nassau County Medical Center, East Meadow, New York. Dr. Kalmar was elected to the Board in August 1996.

      Paul Kolker, M.D., conducts a medical practice in thoracic and cardiovascular surgery in Roslyn, New York, a practice he has conducted since 1969. Dr. Kolker has been a director of the Company and its Treasurer since its inception.

      Amy Koreen, M.D., is an assistant professor of psychiatry and a research psychiatrist at Long Island Jewish Medical Center/Albert Einstein College of Medicine, positions she has held since July 1993. She also conducts a medical practice in psychiatry in Huntington, New York, a practice she has conducted since 1994. Prior to that time, Dr. Koreen completed a fellowship in biological psychiatry and neuropsychopharmacology at Long Island Jewish Medical Center. Dr. Koreen has been a director of the Company since its inception.

      M. A. Mirza, M.D., conducts a medical practice in orthopedic surgery in Smithtown, New York, a practice he has conducted since 1974. Dr. Mirza is the President of Moorewood Partners, a position he has held since 1982, and President of Northshore Smithtown Development, a position he has held since 1989. Dr. Mirza is the Medical Director, since 1990, and President, since 1989, of Northshore Surgicenter, located in Smithtown, New York. Dr. Mirza has been a director and the Vice President of the Company since its inception.

      Ronald R. Perrone, M.D., conducts a medical practice in anesthesiology in Melville, New York, a practice he has conducted since 1989. Dr. Perrone has been a Medical Director of MDNY since 1995. Dr. Perrone has been a director of the Company since its inception.

      Bruce A Seideman, M.D., conducts a medical practice in orthopedic surgery with Orthopaedic Associates of Manhasset in Manhasset, New York, a practice he has conducted since 1987. Dr. Seideman has been a director of the Company since its inception.

      David J. Weissberg, M.D., conducts a medical practice in orthopedic surgery in Huntington, New York, a practice he has conducted since 1985. He has served as Chairman of the Board of Directors and as the President of the Company since its inception.

(b)   Executive Officers of the Company

      Officers are elected at each Annual Meeting of the Board of Directors and serve at the pleasure of the Company's Board of Directors. There are no family relationships between any director or officer of the Company. The following table sets forth as of the date hereof the names and ages of all officers of the Company and all positions and offices they hold with the Company. The principal employment for at least the last five years for each of the Company's officers is described under the caption "Directors of the Company" above.

Name                                Age     Position with the Company
----                                ---     -------------------------

David J. Weissberg, M.D..............46     Chairman of the Board and President
M. A. Mirza, M.D.....................56     Director and Vice President
Babu Easow, M.D......................52     Director and Secretary
Paul Kolker, M.D.....................65     Director and Treasurer

      Pursuant to the Management Services Agreement, Richard Radoccia and Paul Accardi served as MDNY's Chief Executive Officer and Chief Financial Officer, respectively. Mr. Accardi became Chief Executive Officer upon Mr. Radoccia's resignation in January 2000.

      There are no employment agreements or any termination of employment or change-in-control arrangements between the Company and any of its executive officers or between MDNY and any of its executive officers, except that MDNY has guaranteed the obligations of NextStage under a Separation Agreement and General Release, effective April 15, 2000, between Nextstage and Radoccia. See "Certain Relationships and Related Transactions."

      Meetings, Committees, Directors' Fees

      The Company's Board of Directors held 2 informal meetings during the year ended December 31, 1999 ("Fiscal 1999"). A quorum was absent at each such meeting. From time to time, the members of the Board of Directors and its Committees also act by unanimous consent. The Company believes that none of the directors attended more than 75% of the aggregate number of meetings of the Board of Directors and Committees on which he or she served during Fiscal 1999.

      The Board of Directors has a standing Nominating Committee. The Nominating Committee consists of six members: Marion Bergman, M.D., David Goldman, M.D., Andrew Peters, M.D., Bruce Seideman, M.D. and David J. Weissberg, M.D. The purpose of the committee is to nominate members for the Board of Directors and its committees. The Nominating Committee will consider nominees recommended in writing by shareholders, if such nominees would be qualified to serve as directors pursuant to the Company's By-laws.

      The Company does not have a Compensation Committee or an Audit Committee. The Company did not pay any compensation to its directors in Fiscal 1999, except that the Company pays each director a fee equal to $200 per meeting attended for serving as a director.

(c)   Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities ("Principal Owners") to file with the Securities and Exchange Commission initial reports of ownership and reports of any subsequent changes in ownership of Common Stock and other equity securities of the Company. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. Based on written representations received from 10 of its directors (comprising Messrs. Brennan, Calabrese, Cibeu, Kalmar, Napoli, Perrone, Peters, Seidman, Shuell and Wohlberg) that no reports were required with regard to Fiscal 1999, the Company believes that during Fiscal 1999, such directors complied with Section 16(a) filing date requirements with respect to transactions during Fiscal 1999. Based on the fact that none of the Company's other directors, executive officers or Principal Owners made such representations to the Company, the Company believes that all of such other directors, executive officers and Principal Owners failed to comply with Section 16(a) filing requirements by filing a Form 5 with respect to Fiscal 1999; the Company believes, however, that none of such delinquent filers had any transactions in Company stock reportable during Fiscal 1999.

Item 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

      Neither David Weissberg, the Company's President (and its chief executive officer) nor any of the other officers of the Company received any compensation from the Company during Fiscal 1999. None of the executive officers of MDNY earned $100,000 or more in Fiscal 1999 from MDNY. Richard Radoccia and Paul Accardi earned in excess of $100,000 from NextStage for services performed by them in Fiscal 1999 pursuant to the Management Services Agreement as Chief Executive Officer and Chief Financial Officer of MDNY, respectively. Pursuant to the Management Services Agreement, the Company paid a fee for certain management, administration and operational services provided by NextStage. The Management Services Agreement expired in September 2000.

Options Granted in Last Fiscal Year

      Neither David Weissberg, the Company's President (and its chief executive officer) nor any of the other officers of the Company were granted any option by the Company during Fiscal 1999.

Aggregated Options Exercised in Last Fiscal Year and Fiscal Year End Option
Values

      The following table sets forth information with respect to option exercises during the year ended December 31, 1999 and the number and value of options outstanding at December 31, 1999 held by David J. Weissberg, the Company's President (and its chief executive officer). All such options are exercisable for shares of the Company's Class B Common Stock.

                                   Number of Shares
                                   Underlying
                                   Unexercised
             Shares                Options at
             Acquired              December 31, 1999     Value of Unexercised
             On         Value      Exercisable("E")/     In the Money Options at
Name         Exercise   Realized   Unexcercisable("U")   December 31, 1999 (1)
----         --------   --------   -------------------   ---------------------

David Weissberg  0     0              18(E)/0(U)             $0(E)/$0(U)

----------
(1) Value as of December 31, 1999 is based upon restrictions on transfer applicable to the Company's stock and the absence of a market therefor.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of December 31, 1999, regarding the beneficial ownership of the Common Stock of the Company of
(a) each person known by the Company to own more than five percent of the Company's outstanding Class A Common Stock or its Class B Common Stock, (b) each director and officer of the Company and (c) all officers and directors of the Company as a group. Except as otherwise indicated, the named owner has sole voting and investment power of the shares listed.

                                   Amount and Nature
                             of Beneficial Ownership(1)(2)  Percent of Class (3)
                             -----------------------------  --------------------
Beneficial Owner(4)           Class A          Class B      Class A     Class B
-------------------           -------          -------      -------     -------
Paul A. Accardi                  0               0             0           0
Eli Anker, M.D.                  1              20             *           *
Marion Bergman, M.D.             1              20             *           *
Charles A. Calabrese, M.D.       1              20             *           *
Salvatore J. Caravella, M.D.     1              20             *           *
Anthony P. Caruso, M.D.          1              20             *           *
Lew E. Cibeu, M.D.               1              10             *           *
Geri DiGiovanna, D.O.            1              10             *           *
Babu Easow, M.D.                 1              520(5)         *        12.0
Jeffrey M. Epstein, M.D.         1              20             *           *
Franco Gallo, M.D.               1              20             *           *
Steven M. Goldberg, M.D.         1              14             *           *
David T. Goldman, M.D.           1              19             *           *
David Grossman                   1               1             *           *
Linda Harkavy, M.D.              1              20             *           *
Robert A. Jason, M.D.            1              517(5)         *        11.9
Gregory Kalmar, D.D.S.           1              13             *           *
Martin P. Kaplan, M. D.          1              13             *           *
Steven Kobren, M.D.              1              17             *           *
Paul Kolker, M.D.                1              520(5)         *        12.0
Amy Koreen, M.D.                 1              20             *           *
LIPH Bridge Partners, Inc.       0              500            0        11.5
Michael Ladinsky, D.O.           1              10             *           *
M.A. Mirza, M.D.                 1              14             *           *
Steven A. Napoli, M.D.           1              20             *           *
Andrew A. Pastewski, M.D.        1              20             *           *
Asvin M. Patel, M. D.            1              13             *           *
Ronald R. Perrone, M.D.          1              20             *           *
Andrew J. Peters, M.D.           1              13             *           *
Reed Phillips, M.D.              1              17             *           *
Lynn Pierri, D.D.S., M.S.        0              34             0           *
Rosario Romano, M.D.             1              31             *           *
Robert Sarnataro, M.D.           1              19             *           *
Bruce A.  Seideman, M.D.         1              17             *           *
Jitendra Shah, M. D.             1              16             *           *
William E. Shuell, M.D.          1              17             *           *
Joseph Tamburrino, D.P.M.        0               6             *           *
David J. Weissberg, M.D.         1              520(5)         *        12.0
Gary Wohlberg, M.D.              1              20             *           *
All officers and directors
as a group (38 persons)          35             1141(5)        2.3      26.3(5)

----------
o     Represents less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days after the date of the information in the table are deemed to be beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, to the Company's knowledge, the persons or entities named in the table above are believed to have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes the following number of currently exercisable options issued to certain directors as follows: David J. Weissberg, M.D. (18); M.A. Mirza, M.D. (12); Babu Easow, M.D. (18); Paul Kolker, M.D. (18); Eli Anker, M.D.
      (18); Marion J. Bergman, M.D. (18); Charles A. Calabrese, M.D. (18); Salvatore J. Caravella, M.D. (18); Anthony P. Caruso, M.D. (18), Lew E. Cibeu, M.D. (9); Geri E. DiGiovanna, D. O. (9); Jeffrey M. Epstein M.D.
      (18); Franco Gallo, M.D. (18); Steven M. Goldberg, M.D. (12); David T. Goldman, M.D. (18); Linda Harkavy, M.D. (15); Robert A. Jason, M.D. (15); Gregory W. Kalmar, D.D.S. (13); Martin P. Kaplan, M.D. (12); Steven Kobren, M.D. (15); Amy R. Koreen, M.D. (18); Michael Ladinsky, D.O. (9); Steven A. Napoli, M.D. (18); Andrew A. Pastewski, M.D. (18); Asvin M. Patel, M.D. (12); Ronald R. Perrone, M.D. (18); Andrew J. Peters, M.D.
      (12); Reed E. Phillips, M.D. (15); Lynn Pierri, D. D.S., M.S. (15); Rosario J. Romano, M.D. (18) ; Robert E. Sarnataro, M.D. (15); Bruce A. Seideman, M.D. (15); Jitendra Shah M.D. (15); William E. Shuell, M.D.
      (15); Joseph Tamburrino, D.P.M. (4); Gary Wohlberg, M.D. (18).

(3) For purposes of calculating the percentage or outstanding shares held by each person named above, any shares which such person has the right to acquire within 60 days after the date of the information in the table are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

(4) The address of such persons is c/o the Company, One Huntington Quadrangle, Suite 4C-01, Melville, N.Y. 11747.

(5) Includes 500 shares of the Company's Class B Common Stock beneficially owned by LIPH Bridge Partners, Inc. ("Bridge Partners"). Drs. Weissberg, Kolker, Easow and Jason are shareholders and directors of Bridge Partners. Drs. Weissberg, Kolker, Easow and Jason disclaim beneficial ownership of such shares.

      There are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During 1995, the Company offered and sold shares of its common stock in a private placement to physicians, psychologists, podiatrists and dentists practicing on Long Island, New York (i.e., Queens, Nassau and Suffolk Counties). The Company offered shares of its Class A and Class B Common Stock to physicians based on their service specialty at a price of $2,000 per share. The Class A Common Stock is voting stock and was initially offered only to primary care physicians, specialty care physicians, anesthesiologists and oral surgeons. In order to encourage greater participation in the Company on the part of psychologists, general dentists, specialty dentists (with the exception of oral and maxillofacial surgeons), podiatrists and chiropractors who initially were not permitted to own Class A Common Stock but who are members of an IPA, the By-Laws were amended in 1997 to allow such practitioners to own one share of Class A Common Stock; subject to the proviso that such practitioners may not as a group, hold more than 20% of the seats on the Company's Board of Directors. Each such Class B shareholder has been offered the opportunity to exchange one share of Class B Common Stock for one share of Class A Common Stock. A total of 483 shares of Class B Common Stock may be so exchanged for Class A Common Stock. Holders of Class B Common Stock are not entitled to vote their shares of Class B Common Stock at meetings of the Company's stockholders, except as provided by New York law with respect to certain extraordinary transactions. During 1996, the Company issued additional shares of its Class A Common Stock and Class B Common Stock. No stockholder may own more than one share of Class A Common Stock.

      The Company issued to certain organizers non-qualified options to purchase an aggregate of 1,115 shares of Class B Common Stock at $2,000 per share exercisable at any time after July 1, 1998, subject to acceleration in the event of certain transactions. The options are non-transferable and expire on July 1, 2005. 616 of such options were granted to certain directors of the Company. Shares underlying such options represent 15% of the total number of the Company's shares outstanding on the date of grant.

      The Company owns 907 shares of the Class A Common Stock, par value $.001, constituting 67% of the outstanding stock in MDNY, and CHS owns 459 shares of the Class B Common Stock, par value $.001, constituting 33% of the outstanding stock in MDNY.

      The Company, CHS and MDNY are party to a Shareholders Agreement dated December 11, 1995, which provides, among other things, for certain restrictions on the transfer of stock in MDNY, including certain rights of first refusal in connection with any such proposed transfer. Pursuant to a Stock Subscription and Purchase Agreement dated December 11, 1995 among the Company, CHS and MDNY, MDNY's Board of Directors consists of 18 directors, comprised of 10 directors elected by the Company, as holder of MDNY's Class A Common Stock, four directors elected by CHS, as holder of MDNY's Class B Common Stock, and four directors jointly elected by MDNY and CHS, as holders of MDNY's Class A and the Class B Common Stock. The directors elected by CHS are entitled to representation on certain key committees of the MDNY Board of Directors. The Stock Subscription and Purchase also sets forth certain provisions relating, among other things to the operation and development of the business of MDNY and the IPAs.

      MDNY's By-laws provide that the separate vote of at least a majority of the directors elected by CHS and of at least a majority of the non-CHS-appointed directors is required for the MDNY Board to approve: (i) the selection and inclusion of network hospitals, (ii) the amendment, modification or change to the MDNY By-laws, (iii) any modification or change to risk pool funding methodologies, (iv) the issuance of additional shares of MDNY stock, and (v) the transfer by either CHS or the Company of any MDNY stock held by either entity.

      The Company, MDNY and CHS have agreed that to facilitate potential future expansion, they would form MDNY Holdings, Inc. ("Holdings") and then effect a restructuring whereby the shareholders of the Company would receive voting and non-voting stock in Holdings in the same proportion as the Company's ownership in MDNY, CHS would own the same proportion of stock in Holdings as it currently holds in MDNY, and MDNY would become a wholly-owned subsidiary of Holdings (the "Restructuring"). The Restructuring was approved by the shareholders of LIPH on April 15, 1997. The Restructuring was intended to facilitate expansion and has not been effected. The Company may seek to effect the Restructuring at a later date.

      The Company, MDNY, CHS and NextStage entered into a Management Services Agreement in 1995. Pursuant to the Management Services Agreement, NextStage provided management, administrative and operational services to MDNY, the Company and CHS for a five year term that expired on October 10, 2000. Under the Management Services Agreement, management fees charged by NextStage during 2000 were based on actual costs incurred. During 1999, management fees charged were based on 12% of net commercial and Medicare premiums earned by MDNY plus 100% of costs incurred relating to servicing commercial enrollees in MDNY's expanded counties. Prior to 1999, fees charged by NextStage to MDNY were 100% of expenses incurred by NextStage. Total management fee expenses incurred were $19,430,331 and $15,390,747 at December 31, 1999 and 1998, respectively. The management fee included costs incurred by MDNY related to services performed by NextStage on behalf of the IPAs. Such services included primarily utilization management, provider relations and claims processing and adjudication. These costs, which totaled $3,858,550 and $3,891,424 in 1999 and 1998, respectively, were charged to MDNY, then passed through to the IPAs at the same amount in the form of reduced healthcare cost expenses.

      During 1999, NextStage incurred management expenses that exceeded the related reimbursement fees provided by MDNY. Approximately $3,500,000 of NextStage's expenses incurred during 1999 are not reimbursable by MDNY and therefore were not charged to MDNY as management service expenses. As a result of NextStage incurring expenses which are not reimbursable by MDNY, NextStage has incurred operating losses and accumulated deficits. If NextStage is unable to meet its financial obligations, NextStage's ability to perform its obligations under the Management Services Agreement could be impaired.

      Management fees paid or payable by MDNY to NextStage during 1999, 1998 and 1997 under the Management Services Agreement are as follows:

                                           1999            1998           1997
                                           ----            ----           ----
Salaries and related costs            $ 11,960,695   $  9,073,838   $  5,825,384
Consulting and professional
   fees                                  3,125,422      1,885,853      1,538,325
Selling, general and administrative
   expenses                              4,389,831      3,807,573      3,735,517
Write-off of advance from NextStage      2,732,376             --             --
Depreciation expense                       735,572        623,483        442,808
                                      ------------------------------------------
Expenses incurred by NextStage not
   charged to MDNY                      (3,513,565)            --             --
                                      ------------------------------------------
Management fees charged to MDNY       $ 19,430,331   $ 15,390,747   $ 11,542,034
                                      ==========================================

      MDNY provides healthcare services to employees of NextStage. At December 31, 1999 and 1998, MDNY had advanced NextStage $2,977,293 and $53,333, respectively, as a prepayment of operating expenses and related premiums receivable.

      Under the Management Services Agreement, MDNY is required to deposit with NextStage a management fee retainer. The amount of the retainer on deposit with NextStage at December 31, 1999 and 1998 was $1,252,349. NextStage has secured its obligation to repay the retainer to MDNY by pledging all of its property and equipment to MDNY.

      Mr. Richard Radoccia, Mr. Jay Kossman and Mr. John Gaines are shareholders of NextStage Holdings, Inc. ("NextStage Holdings"), which owns 33 1/3% of the stock and additional options in NextStage. Mr. Radoccia and Mr. Kossman, prior to their resignation, were each employees of NextStage and part of its management. As of December 31, 2000, the LLC and CHS were the majority shareholders in NextStage. Upon Richard Radoccia's separation in April 2000 and the redemption of his equity in NextStage, the LLC and CHS remained the only significant shareholders in NextStage.

      In connection with Mr. Radoccia's separation from NextStage, Mr. Radoccia and NextStage executed a Separation Agreement and General Release, effective April 15, 2000, and certain related agreements. MDNY has guaranteed the payment of the consideration payable by NextStage under the Separation Agreement, which includes the payment of $65,000 in installments and the continuation of certain benefits. MDNY also entered into a Credentialing Services Agreement with CVONet, Inc., and a Website Maintenance and Hosting Agreement with Neptune Technologies, Inc., which corporations MDNY believes to be owned and controlled by Mr. Radoccia. Pursuant to these agreements, CVONet will provide MDNY with credentialling verification services with regard to MDNY's participating Providers for a per-Provider fee, and Neptune Technologies will operate and maintain MDNY's website for a fee.

      LIPH, LLC (the "LLC") , CHS and Holdings each own 20 shares of common stock of NextStage. In September 1995, NextStage issued options to purchase additional shares of its common stock to the LLC, Holdings and LIPH Bridge Partners, Inc. ("Bridge Partners"). The LLC's options for 15 shares are exercisable in groups of five, with exercise prices per share of $10,000, $15,000 and $25,000, respectively. Holdings's 20 options were surrendered in connection with Mr. Radoccia's resignation. Bridge Partners' five options have an exercise price of $20,000 per share. All such options may be exercised in whole or in part at any time on or prior to March 1, 2006.

      The shareholders of the Company at the time of the creation of the LLC owned all of the membership interests in the LLC. The assets of the LLC consist of all of the stock in three IPAs. Thus, the IPAs are owned or controlled by certain shareholders of the Company. Additionally, the LLC owns minority interests in NextStage and Mainstreet Dental Management Corporation. MDNY has entered into various risk-sharing arrangements (the "Professional Services Agreements") with the IPAs for the provision of applicable healthcare and administrative services to the members of the MDNY.

      Under the Professional Services Agreements, MDNY must pay, in consideration for covered services, 82.5% and 80% of commercial premiums for 1999 and 1998, respectively, net of provision for uncollectible accounts and commission expenses. The IPAs are then responsible for all reimbursements to MDNY's Members and other non-member third party providers that MDNY has contracted with, at contracted amounts, for healthcare services provided as incurred. If the IPAs are unable to meet their obligations, MDNY would be responsible for ensuring that an adequate provider network is maintained to service its enrollees. At December 31, 1999, the IPAs had an aggregate accumulated deficit of approximately $12,000,000 (unaudited). If the IPAs are unable to make payments relating to MDNY's outstanding non-member provider obligations, MDNY and the IPAs have agreed that MDNY will pay such obligations to the non-member providers directly, and such payments will reduce amounts due from MDNY to the IPAs.

      CHS and the Company's shareholders, who are primarily physicians who are members of the IPAs, provide the majority of healthcare services to Members of MDNY.

      The IPAs have agreed to assume responsibility for payment of certain costs incurred by MDNY related to services performed by NextStage on behalf of the IPAs and all payments related to New York State Market Stabilization Pools. Stabilization pool payment costs passed through to the IPAs during 1999 and 1998 approximated $6,900,000 and $3,400,000, respectively.

      MDNY has incurred certain expenses on behalf of related companies in connection with various expansion plans in MDNY's service area. MDNY has decided not to pursue these various expansion plans and as such will not be reimbursed for costs incurred. Related costs incurred of approximately $0 and $400,000 were expensed in 1999 and 1998, respectively.

      CHS employees have the option to have MDNY provide them with medical coverage. Premiums paid to MDNY by CHS therefor represented approximately 24% and 31% of total premiums earned by MDNY during 1999 and 1998, respectively.

      MDNY obtained a loan from the LLC for $1 million in 1997 and another from CHS for $1.4 million in 1998. Interest on these loans accrues at the prime rate and is payable quarterly. Such loans were made pursuant to Section 1307 of the New York Insurance Law, which provides that principal and interest thereon are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of the New York State Department of Insurance. The entire principal balance of the loan from the LLC, plus accrued interest, was originally due on July 1, 1999, but payment remains subject to prior approval by the Superintendent of Insurance. In April 1999, MDNY and the LLC amended the note purchase agreement between them to provide the LLC with the unilateral right to convert the note into stock in MDNY. Conversion of such note remains subject to approval from the NYSDI.

      Six directors of the Company (Drs. Caravella, Gallo, Kolker, Koreen, Jason and Pierri) also serve as directors of MDNY. Sixteen directors of the Company (Drs. Bergman, Calabrese, Caravella, Easow, Gallo, Goldman, Harakavy, Jason, Ladinsky, Perrone, Romano, Shah, Tamburrino, Weissberg, Wohlberg) also serve as directors of Island Practice Association, IPA, Inc. Two directors of the Company (Drs. Kalmer and Pierri) also serve as directors of Island Dental Professional Association IPA, Inc. One director of the Company (Dr. Koreen) also serves as a director of Island Behavioral Health Association IPA, Inc. Each of such directors may be deemed to have a direct or indirect material interest in the Company's transactions with MDNY or such IPAs, or MDNY's transactions with such IPAs, as the case may be.

                                    PART IV

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

I.    List of Documents Filed as Part of this Report

      A. Financial Statements: Independent Auditors' Report; Consolidated Balance Sheets as of December 31, 1999 and 1998; Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997; Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997; Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997; Notes to the Consolidated Financial Statements.

      B.    Schedules:

            Schedule II--Valuation and Qualifying Accounts

II.   Reports on Form 8-K

         A report on Form 8-K was filed on March 2, 2000 with respect to the last quarter of 1999.

III.  Exhibits

Exhibit No.       Description
-----------       -----------
3.1.1    Certificate of Incorporation*
3.1.2    Certificate of Incorporation of MDNY*****
3.1.3 Form of Second Certificate of Amendment of the Certificate of Incorporation of Long Island Physician Holdings Corporation ("LIPH")***
  3.2    By-Laws*****
  3.3 Form of Proposed Certificate of Restated Articles of Organization of MDNY Holdings, LLC ("Holdings")***
  4 Shareholders Agreement dated December 11,1995 among MDNY Healthcare, Inc. ("MDNY"), LIPH and Catholic Healthcare Services of Long Island, Inc. ("CHS")*
  4.1    Form of Amended and Restated Operating Agreement of Holdings***
  4.2 Form of First Amendment to the Amended and Restated Operating Agreement of Holdings***
  10.1 Management Services Agreement dated December 11, 1995, among MDNY, LIPH, CHS and NextStage Healthcare Management, Inc. ("NextStage")**
  10.2   Form of Option Agreement between LIPH and each of the directors thereof**
  10.3 Form of Proposed Agreement and Plan of Merger among LIPH, Holdings and MDNY Holdings Delaware, Inc.***
  10.4   Option Agreement between LIPH and NextStage dated September 18, 1995***
  10.5 Letter dated December 29, 1999 from MDNY to the Superintendent of Insurance, State of New York****
  10.6 Stock Subscription and Purchase Agreement made as of October 11, 1995 among LIPH, CHS and MDNY*****
  10.7 Section 1307 Loan Agreement between MDNY and LIPH, LLC dated July __, 1998, as amended*****
  10.8 Section 1307 Loan Agreement between MDNY and CHS dated December 18, 1997*****
  10.9   Subordinated Note dated December 18, 1997 made by MDNY in favor of
         CHS*****
  10.10 IPA Participation Agreement dated as of January 26, 1998 between MDNY and Island Practice Association, IPA, Inc.*****
  10.11 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, January 1, 1999 Renewal*****
  10.12 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, for Point of Service Enrollees, January 1, 1999 Renewal*****
  10.13 Reconciliation Agreement dated as of May __, 2000 among MDNY, Island Practice Association, I.P.A., Inc., CHS and LIPH*****
  10.14  Agreement dated August 13, 1999 between MDNY and CHS*****
  10.15 Separation Agreement and General Release, effective April 15, 2000, between Richard Radoccia and NextStage, and related MDNY guaranty; Credentialing Services Agreement with CVONet, Inc.; Website Maintenance and Hosting Agreement with Neptune Technologies, Inc.*****
11       Statement re Computation of per share earnings
21       Subsidiaries of Registrant*

----------
* Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, File No. 0-27654, and incorporated herein by this reference.
** Filed as an Exhibit to the Company's Registration Statement on Form 10-SB/A-2, File No. 0-27654, and incorporated herein by this reference.
*** Filed as an Exhibit to the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 19, 1997, and incorporated herein by this reference.
**** Filed as an Exhibit to the Company's Report on Form 8-K dated March 2, 2000 and incorporated herein by this reference.
***** Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2001.

      LONG ISLAND PHYSICAN HOLDINGS CORPORATION

                             By: /s/ David J. Weissberg
                                ------------------------------------------
                             Name:   David J. Weissberg,
                             Title:  President and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.


     Signature                   Title                            Date
     ---------                   -----                            ----

/s/ David J. Weissberg
---------------------------
David J.Weissberg, M.D        Chairman of the Board,           February 23, 2001
                              President
                              (Principal Executive Officer)


---------------------------
M.A. Mirza, M.D               Director, Vice President         February __, 2001


---------------------------
Babu Easow, M.D               Director, Secretary              February __, 2001

/s/ Paul Kolker
---------------------------
Paul Kolker, M.D              Director, Treasurer              February 28, 2001
                              (Principal Financial and
                              Accounting Officer)


---------------------------
Eli Anker, M.D                Director                         February __, 2001

/s/ Marion Bergman
---------------------------
Marion Bergman, M.D           Director                         February 23, 2001

         Signature               Title                     Date
         ---------               -----                     ----

---------------------------
Charles A. Calabrese, M.D        Director                  February __, 2001

/s/ Salvator J. Caravella
---------------------------
Salvatore J. Caravella, M.D      Director                  February 28, 2001

/s/ Anthony P. Caruso
---------------------------
Anthony P. Caruso, M.D           Director                  February 28, 2001

/s/ Lew E. Cibeu
---------------------------
Lew E. Cibeu, M.D                Director                  March 1, 2001


---------------------------
Geri DiGiovanna, D.O             Director                  February __, 2001

/s/ Jeffrey M. Epstein
---------------------------
Jeffrey M. Epstein, M.D          Director                  February 25, 2001

/s/ Franco Gallo
---------------------------
Franco Gallo, M.D                Director                  February 28, 2001


---------------------------
Steven M. Goldberg, M.D          Director                  February __, 2001

/s/ David T. Goldman
---------------------------
David T. Goldman, M.D            Director                  February 27, 2001

/s/ David Grossman
---------------------------
David Grossman, M.D              Director                  February 28, 2001

/s/ Linda Harkavy
---------------------------
Linda Harkavy, M.D               Director                  February 28, 2001

/s/ Robert A. Jason
---------------------------
Robert A. Jason, M.D             Director                  February 28, 2001

         Signature               Title                     Date
         ---------               -----                     ----

/s/ Gregory W. Kalmar
---------------------------
Gregory W. Kalmar, D.D.S         Director                  February 28, 2001

/s/ Martin P. Kaplan
---------------------------
Martin P. Kaplan, M.D            Director                  February 28, 2001


---------------------------
Steven Kobren, M.D               Director                  February __, 2001

/s/ Amy Koreen
---------------------------
Amy Koreen, M.D                  Director                  February 26, 2001


---------------------------
Michael Ladinsky, D.O            Director                  February __, 2001

/s/ Steven A. Napoli
---------------------------
Steven A. Napoli, M.D            Director                  February 22, 2001


---------------------------
Andrew A. Pastewski, M.D         Director                  February __, 2001

/s/ Asvin M. Patel
---------------------------
Asvin M. Patel, M.D              Director                  February 20, 2001

/s/ Ronald R. Perrone
---------------------------
Ronald R. Perrone, M.D           Director                  February 28, 2001


---------------------------
Andrew J. Peters, M.D            Director                  February __, 2001

/s/ Reed Phillips
---------------------------
Reed Phillips, M.D               Director                  February 23, 2001

/s/ Lynn Pierri
---------------------------
Lynn Pierri, D.D.S., M.S, M.D.   Director                  February 28, 2001

         Signature               Title                     Date
         ---------               -----                     ----

/s/ Rosario Romano
---------------------------
Rosario Romano, M.D              Director                  February 26, 2001

/s/ Robert E. Sarnataro
---------------------------
Robert E. Sarnataro, M.D         Director                  February 22, 2001

/s/ Bruce A. Seideman
---------------------------
Bruce A. Seideman, M.D           Director                  March 9, 2001

/s/ Jitendra Shah
---------------------------
Jitendra Shah, M.D               Director                  February 28, 2001

/s/ William E. Shuell
---------------------------
William E. Shuell, M.D           Director                  February 28, 2001

/s/ Joseph Tamburrino
---------------------------
Joseph Tamburrino, D.P.M         Director                  February 28, 2001


---------------------------
Gary Wohlberg, M.D               Director                  February __, 2001

Long Island Physician Holdings Corporation
Consolidated Financial Statements
For the Years Ended
December 31, 1999 and 1998

                        Report of Independent Accountants

To the Shareholders and Board of Directors of Long Island Physician Holdings Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and accumulated deficit, comprehensive loss and cash flows present fairly, in all material respects, the financial position of Long Island Physician Holdings Corporation (the "Company") and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations since inception, has a working capital deficiency and has utilized substantially all proceeds received from the Company's initial equity offering to fund operations. In addition, as of December 31, 1999 and 1998, the Company's subsidiary (MDNY Healthcare, Inc.) is not in compliance with the New York State Insurance Department's cash reserve and capital requirements. Also, if the Company's related Independent Practice Associations (IPAs) are unable to make payments relating to their outstanding obligations, the Company would be responsible for ensuring an adequate provider network is maintained to service the Company's enrollees. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

April 7, 2000, except as to the information presented in Note 2, for which the date is September 25, 2000

Long Island Physician Holdings Corporation
Consolidated Balance Sheets
December 31, 1999 and 1998
--------------------------------------------------------------------------------

Assets                                                  1999            1998

Cash and cash equivalents                          $  9,497,313    $  5,947,255
Premium receivables, net of allowances
  of $1,802,398 in 1999 and $1,836,918 in 1998        4,350,746       4,147,496
Reinsurance recoverable, net of allowances
  of $572,095 in 1999 and $856,110 in 1998            1,023,326       1,273,161
Due from NextStage Healthcare Management
  of New York, Inc.                                          --          53,333
Prepaids and other current assets                       272,289         304,343
                                                   ------------    ------------
     Total current assets                            15,143,674      11,725,588

Goodwill                                                199,523         216,150
Restricted cash and investments                       3,977,697       3,665,014
Management fee retainer                               1,252,349       1,252,349
                                                   ------------    ------------
     Total assets                                    20,573,243    $ 16,859,101
                                                   ============    ============

Liabilities and Stockholders' Equity

Due to Independent Practice Associations           $ 12,465,400    $  8,981,466
Deferred revenue                                      3,510,673       2,579,911
Accounts payable and accrued expenses                 1,564,410       1,075,135
                                                   ------------    ------------
     Total current liabilities                       17,540,483      12,636,512

Note payable and accrued interest                     2,746,088       2,554,203
                                                   ------------    ------------
     Total liabilities                               20,286,571      15,190,715
                                                   ------------    ------------

Minority interest in MDNY Healthcare, Inc.              639,803         977,685
                                                   ------------    ------------
Stockholders' equity:
  Class A common stock, $.001 par value;
    10,000 shares authorized, 1,506 issued
    and outstanding                                           2               2
  Class B common stock, $.001 par value;
    25,000 shares authorized, 4,333 issued
    and outstanding                                           4               4
  Additional paid-in capital                         11,478,536      11,478,536
  Unrealized gain on investments                       (189,498)         52,328
  Accumulated deficit                               (11,642,175)    (10,840,169)
                                                   ------------    ------------
     Total stockholders' equity                        (353,131)        690,701
                                                   ------------    ------------
     Total liabilities and
       stockholders' equity                        $ 20,573,243    $ 16,859,101
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

Long Island Physician Holdings Corporation
Consolidated Statements of Operations and Accumulated Deficit
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                            1999            1998            1997
Revenue:
  Premiums earned                       $146,338,584    $ 90,272,919    $49,419,369
  Investment and other income                403,952         419,285        342,740
                                        ------------    ------------    -----------
     Total revenue                       146,742,536      90,692,204     49,762,109
                                        ------------    ------------    -----------
Expenses:
  Independent practice associations
    medical services expense             118,182,414      71,629,176     39,632,359
  Commissions expense                      4,148,656       2,105,128      1,121,369
  Management fees and delegated
    service charges paid to related
    parties                               19,430,331      15,390,747     11,542,034
  General and administrative expenses      6,121,023       2,933,544        809,174
                                        ------------    ------------    -----------
     Total expenses                      147,882,424      92,058,595     53,104,936
                                        ------------    ------------    -----------

     Operating loss                       (1,139,888)     (1,366,391)    (3,342,827)

Minority interest in loss of
  subsidiary                                 337,882         438,979      1,014,607
                                        ------------    ------------    -----------
     Net loss                               (802,006)       (927,412)    (2,328,220)
Accumulated deficit, beginning
  of year                                (10,840,169)     (9,912,757)    (7,584,537)
                                        ------------    ------------    -----------
Accumulated deficit, end of year        $(11,642,175)   $(10,840,169)   $(9,912,757)
                                        ============    ============    ===========
Basic and diluted loss per share        $       (137)   $       (159)   $      (399)
                                        ============    ============    ===========
Basic and diluted weighted
  average shares                               5,839           5,839          5,839
                                        ============    ============    ===========

   The accompanying notes are an integral part of these financial statements.

Long Island Physician Holdings Corporation
Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                            1999            1998            1997
Net loss                                $   (802,006)   $  (927,412)    $(2,328,220)
Unrealized (loss) gain on securities        (241,826)        52,328              --
                                        ------------    -----------     -----------
     Comprehensive                      $ (1,043,832)   $  (875,084)    $(2,328,220)
                                        ============    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

Long Island Physician Holdings Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                1999           1998          1997
Cash flows from operating activities:
  Net loss                                                  $  (802,006)   $  (927,412)   $(2,328,220)
  Adjustments to reconcile net loss to net
    cash flows from operating activities:
      Amortization of goodwill                                   16,627         16,627         16,627
      Minority interest in loss of subsidiary                  (337,882)      (438,979)    (1,014,607)
  Changes in assets and liabilities:
    Realized gain on investment                                 (69,567)      (154,617)
    Due to independent practice associations                  3,483,934      3,573,523        185,526
    Reinsurance recoverables                                    249,835       (653,907)      (383,713)
    Management fee retainer                                                   (603,692)
    Premium receivable                                         (203,250)       331,237     (3,235,151)
    Prepaid expenses and other current assets                    32,054         50,441       (309,585)
    Deferred revenue                                            930,762      1,757,656        397,201
    Accounts payable and accrued expenses                       681,160        (84,909)     1,035,937
    Net advances to NextStage Healthcare Management, Inc.        53,333        665,977       (655,882)
                                                            -----------    -----------    -----------
      Net cash provided by (used in) operating activities     4,035,000      3,531,945     (6,291,867)
                                                            -----------    -----------    -----------
Cash flows from investing activities:
  Sale of U.S. treasury securities                            3,764,000      6,100,600     (2,289,487)
  Purchase of U.S. treasury securities                       (3,848,942)    (6,104,810)
  Deposits in restricted cash account                          (400,000)       485,021        (22,471)
                                                            -----------    -----------    -----------
      Net cash (used in) provided by investing activities      (484,942)       480,811     (2,311,958)
                                                            -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from borrowings                                                   1,000,000      1,400,000
  Cash received by MDNY from minority shareholders                                          1,650,000
                                                            -----------    -----------    -----------
      Net cash provided by financing activities                              1,000,000      3,050,000
                                                            -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents          3,550,058      5,012,756     (5,553,825)
Cash and cash equivalents, beginning of year                  5,947,255        934,499      6,488,324
                                                            -----------    -----------    -----------
      Cash and cash equivalents, end of year                $ 9,497,313    $ 5,947,255    $   934,499
                                                            ===========    ===========    ===========
Supplemental disclosure:
  Interest paid                                                                           $     4,779
  State income taxes paid                                   $     4,704    $     4,704    $    11,329

   The accompanying notes are an integral part of these financial statements.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.    Organization

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") was incorporated on October 11, 1994 in the State of New York as a holding company for purposes aimed at advancing the delivery of healthcare on Long Island, New York (Queens, Nassau and Suffolk Counties). The Company is controlled by individual physicians residing in New York State. The accompanying consolidated financial statements include the activity of the Company and its majority owned subsidiary, MDNY Healthcare, Inc. ("MDNY"), a health maintenance organization.

2.    Going Concern

      The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception and has utilized substantially all of the cash raised in its initial equity infusion in funding its operations. In addition, as of December 31, 1999, MDNY is not in compliance with the New York State Insurance Department's cash reserves and capital requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent, among other things, upon the Company achieving profitable results from operations and obtaining positive cash flow from operations.

      The Company's operating results for 1999 were negatively impacted primarily as a result of incurring administrative expenses in excess of anticipated amounts.

      In addition, the Company's affiliated Independent Practice Associations network ("IPAs") continued to incur operating losses in 1999 resulting primarily from Medicare claims exceeding related premiums. MDNY pays these IPAs for covered services and the IPAs are then responsible for the payment of medical claims incurred. If the IPAs are unable to meet their obligations to their members, the Company would be responsible for ensuring that an adequate provider network is maintained to service the Company's enrollees. As of December 31, 1999, these IPAs had an accumulated deficit of approximately $12,000,000 (unaudited) and losses in 1999 of approximately $6,000,000 (unaudited).

      In December 1999, MDNY signed a consent decree with the Superintendent of the New York State Department of Insurance ("NYSDI") regarding, among other things, MDNY's implementation of a strategy to ensure a capital infusion of at least $5,000,000 by March 31, 2000 from one or more qualified parties. Upon the failure to comply with the decree, MDNY consented to the entry of a court order rehabilitation in accordance with
      Article 74 of the New York Insurance Law that would allow the NYSDI, as rehabilitator, to take possession of MDNY's assets and assume control of MDNY's operations. Subsequent to March 31, 2000, MDNY had failed to meet the schedule of actions specified in the NYSDI Consent. In particular, MDNY failed to obtain a letter of intent and to execute definitive agreements regarding the required investment by the applicable deadlines therefor.

      In May 2000, MDNY, CHS, LIPH and Island Practice Association, IPA, Inc. ("Island IPA") entered into a Reconciliation Agreement ("Reconciliation Agreement") whereby certain intercompany balances of approximately $5.9 million owed by MDNY and Island IPA to each other were eliminated. As a result of discussions during September 2000, NYSDI indicated to MDNY that NYSDI did not object to the Reconciliation Agreement. MDNY thereafter submitted statutory financial statements for the quarter ended June 30, 2000 that report that MDNY was in

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      compliance at that date with all NYSDI reserve requirements. MDNY continues to work closely with the NYSDI to ensure that the NYSDI agrees that MDNY meets statutory requirements. Although the Company believes that, as a result of MDNY's positive financial performance during 2000 and the effect of the Reconciliation Agreement, MDNY is now in compliance with NYSDI's cash reserve and capital requirements, there can be no assurance that NYSDI will accept the financial statements submitted by MDNY for the quarter ended June 30, 2000 or MDNY's related statutory cash reserve and capital calculations, or that NYSDI will not enforce the NYSDI Consent against MDNY.

      In addition, during 2000, the Company and its affiliated IPAs are in the process of negotiating certain transactions and have implemented certain plans in order to provide liquidity to the Company and achieve profitability. A summary of these transactions and plans is as follows:

      o Management has initiated efforts to reduce operating expenses during 2000, primarily relating to staffing reductions.

      o The Company has revised the reimbursement methodology within the IPA's and is in the final stages of revoking delegation of medical management and claims processing services.

      o The Company has terminated the development of licensed expansion initiatives in additional NY State counties and has filed to withdraw from Erie and Niagara counties.

      o The Company is currently negotiating additional capital infusions from outside investors.

      o The Company is in the process of renegotiating the terms of its management services contract in order to reduce administrative expenses.

      While management believes that implementation of its plans to achieve profitability and obtain additional capital will provide them with the ability to continue as a going concern, there is no assurance that such actions will achieve positive results from operations or adequate working capital and equity. Furthermore, there can be no assurance that, if NYSDI fails to approve any such plan, that the NYSDI will not apply for a court order to liquidate MDNY. Any liquidation of MDNY would have material adverse consequences on the business, financial condition, results of operations and prospects of the Company, and could, in turn, result in the insolvency of the Company.

3.    Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, MDNY. Intercompany balances and activities have been eliminated in consolidation. During 1996, the Company invested $1,388,000 in various companies and certain other assets. Such companies generated losses of $654,474 in 1996. The remaining net book value of $733,526 was contributed to a subsidiary, Long Island Physician Holdings Corporation, L.L.C. ("LIPH, LLC"), which company was then spun-off as a dividend to the shareholders of LIPH. (See Note 9).

      Cash and Cash Equivalents

      The Company considers investments in highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

      The Company maintains its excess cash reserves in a money market account. In order to minimize risk of loss, such funds are maintained with a major New York bank.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Restricted Cash

      In accordance with New York State Insurance Department regulations, the Company is required to maintain certain amounts on deposit in an escrow account for the protection of enrollees (see Note 5). The Company has $3,977,697 and $3,665,014 of U.S. Government Bonds, on deposit in escrow at December 31, 1999 and 1998, respectively.

      Investments

      The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. At December 31, 1999 and 1998, all securities covered by SFAS 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive earnings (loss), net of income tax effects. Realized gains and losses are included in the Statement of Operations. At December 31, 1999, fair value of investments approximated cost.

      Intangible Assets

      As a result of the purchase of additional shares in MDNY in 1996, the Company has recorded goodwill for the excess of purchase price over the net book value of the acquired investment. Such goodwill is being amortized using the straight-line method over a fifteen-year period. At each balance sheet date following the acquisition, the Company reviews the carrying value of the goodwill to determine if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considers external factors, including enrolment changes, local market developments, national healthcare trends, and other publicly available information. If these external factors indicate that the goodwill will not be recoverable, as determined upon undiscounted cash flows before interest charges of the business acquired over the amortization period, the carrying value of the goodwill will be reduced. For the year ended December 31, 1999 and 1998, amortization expense was $16,627. Accumulated amortization at December 31, 1999 and 1998 was approximately $50,000 and $33,000, respectively.

      Impairment of Long-Lived Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recovered. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets.

      Premium Revenue

      Commercial membership contracts are written on an annual basis subject to cancellation by the employer group upon thirty days written notice. Medicare revenues are received based on a fixed amount per enrolled member per month as mandated under the federal Medicare Managed Care Program. Premiums are due monthly and are recognized as revenue during the period in which the Company is obligated to provide services to subscribers. Premiums collected in advance are deferred and recorded as unearned premium revenue.

      Reinsurance

      Reinsurance premiums are included as healthcare costs and reinsurance recoveries, net of allowance for uncollectible accounts, and are reported as a reduction of related healthcare costs.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Healthcare Service Costs

      The Company contracts with various healthcare providers for the provision of certain medical care services to its members. Under various risk-sharing arrangements with related IPAs, the Company is obligated to pay, collectively as payment for covered services, 82.5% and 80% of commercial premiums for 1999 and 1998, respectively, and 84% and 80% of Medicare premiums in 1999 and 1998, respectively, net of provision for uncollectible accounts and commission expenses. These related IPAs are then responsible for all reimbursements to its members and other non-member third-party providers ("Non-member Providers") that MDNY has contracted with, at contracted amounts, for healthcare services provided as incurred. The costs of inpatient hospitalization and outside medical services provided or contracted for are accrued in the period they are incurred. The costs of claims incurred but not reported are estimated based on historical data, current enrollment statistics, patient census data and other information. Such estimates and the resulting reserves are continually reviewed and updated, and any adjustments resulting therefrom are reflected in earnings currently. The liability for the costs relating to the Company's arrangements with the IPAs are recorded as amounts due to independent practice associations.

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

      As of December 31, 1999 and 1998, the Company's net operating loss for tax purposes will differ from the loss for financial reporting purposes as a result of certain costs being capitalized and expensed over a five-year period for tax purposes and the timing of bad debt writeoffs. The Company has recorded a full valuation allowance against the potential future benefit of such deferred tax assets to reduce deferred taxes to amounts expected to be realized.

      Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to allowances for uncollectible accounts which approximate $2,400,000 and $2,700,000 at December 31, 1999 and 1998, respectively.

      Basic and Diluted Loss Per Share

      Basic and diluted loss per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At December 31, 1999 and 1998, the Company had outstanding stock options to purchase 1,041 shares of Class B common stock that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

      Reclassification

      Certain prior year balances have been reclassified to conform with the current year presentation.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.    MDNY Healthcare, Inc.

      At December 31, 1999, the Company holds 907 shares of MDNY's $.001 par value Class A common stock, for which it paid $9,070,000. The Catholic Healthcare Services of Long Island ("CHS") holds 451 shares of MDNY's $.001 par value Class B common stock for which it paid $4,510,000. CHS's ownership interest in MDNY is reflected as minority interest in the accompanying consolidated financial statements.

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

      CHS shall have the following additional rights:

      o CHS, being the owner of 100% of MDNY's Class B common stock, shall have the right to nominate and elect four members of the MDNY board of directors, and have representation on certain key committees of the MDNY board.

      o A supermajority voting provision is included in the MDNY by-laws with respect to (i) the selection and inclusion of network hospitals, (ii) amendment, modification or change to the MDNY by-laws, (iii) any modification or change to risk pool funding methodologies, (iv) the issuance of additional shares of MDNY stock, and (v) the transfer by either CHS or the Company of any MDNY stock held by either entity. The separate and affirmative vote of (1) at least a majority of the CHS-elected directors and (2) at least a majority of the non-CHS-appointed directors shall be required to effect any of the foregoing actions of the MDNY board.

5.    State Reserve Requirements

      As a condition of continued licensure by the State of New York, MDNY must maintain a minimum level of statutory reserves to protect its subscribers in the event MDNY is unable to meet its obligations. The amount of these required reserves are based on a percentage of estimated expenditures for healthcare services.

      MDNY had a statutory net worth deficiency of approximately $5,000,000 and, as of December 31, 1999, was not in compliance with the reserve requirements imposed by New York State law. The NYSDH and NYSDI required MDNY to maintain reserves (in the form of statutory net worth) of approximately $8 million at December 31, 1999, compared to MDNY's statutory-basis financial statement net worth at December 31, 1999 of $3 million.

6.    Reinsurance

      The Company entered into a stop-loss insurance agreement with an insurance company to limit its losses on individual claims. In 1999, under the terms of this agreement, a portion of paid claims in excess of $100,000 for hospital services and $20,000 for physician services are reimbursed to the Company. During 1998, the Company was reimbursed for paid claims in excess of $75,000 for hospital services and $15,000 for physician services.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Stop-loss insurance premiums of approximately $1,428,000 in 1999 and $958,000 in 1998 are included in healthcare costs. Approximately $928,000 in 1999 and $622,000 in 1998 of stop-loss recoveries, net of provision for uncollectible accounts, are deducted from healthcare costs.

      Reinsurance recoverables at December 31, 1999 and 1998 are $1,023,326 and $1,273,161, respectively.

7.    Notes Payable

      During 1998, the Company obtained a note from LIPH LLC for $1,000,000 which has been approved by the Superintendent of Insurance of the State of New York (the "Superintendent"). Interest on this amount accrues at the prime rate and is payable quarterly commencing October 1, 1998. The entire principal balance plus any accrued interest was originally due on July 1, 1999, but is subject to prior approval by the Superintendent.

      In April 1999, the Company and LIPH LLC amended the note agreement to provide LIPH LLC with the unilateral right to convert the note to an equity investment in the Company. In August 1999, the Company's Board authorized the conversion of the outstanding balance of the LIPH LLC note to shares of common stock in the Company. The outstanding balance has not yet been converted as the Company has not yet received approval from the Superintendent nor have additional shares been issued.

      During 1997, the Company obtained a note from CHS for $1,400,000, which has been approved by the Superintendent. Interest on this amount accrues at the prime rate and is payable quarterly commencing April 1, 1998. The entire principal balance under the note plus any accrued interest is due in full upon approval by the Superintendent.

      Repayment of the principal and payment of accrued interest on the loan shall be made only out of the free and divisible surplus of the Company and all amounts to be paid or repaid are subject to the prior approval of the Superintendent.

8.    Income Taxes

      Components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are a result of temporary differences related to the items described as follows:

                                                         Deferred Tax Assets
                                                            (Liabilities)
                                                     --------------------------
                                                         1999           1998

      Federal net operating loss carryforward        $ 5,242,404    $ 4,786,449
      Accounts receivable                                183,392        445,448

      Organizational costs                                82,891        165,783
                                                     -----------    -----------
                                                       5,508,687      5,397,680
      Valuation allowance                             (5,508,687)    (5,397,680)
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========

      Due to the uncertainty of the realization of the deferred tax assets, a full valuation allowance has been provided of the net deferred tax asset.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      At December 31, 1999 and 1998 the Company has a net operating loss carryforward for federal income tax purposes of approximately $13 million, and $12 million, respectively which expires in 2011 through 2014.

9.    Stockholder's Equity

      During 1995, the Company offered its shares through a private placement offering to various office based physicians, psychologists, podiatrists and dentists practicing on Long Island, New York (Queens, Nassau and Suffolk Counties, New York).

      Shares of Class A and Class B common stock were offered to physicians based on their service specialty at a price of $2,000 per share. The Class A common stock is voting stock and has been offered only to primary care physicians, specialty care physicians, anesthesiologists and oral surgeons. The Class B common stock is non-voting stock. Each such Class B shareholder has been offered the opportunity to exchange one share of Class B Common Stock for one share of Class A Common Stock. A total of 483 shares of Class B Common Stock may be so exchanged for Class A Common Stock. Holders of Class B Common Stock are not entitled to vote their shares of Class B Common Stock at meetings of the Company's stockholders, except as provided by New York law with respect to certain extraordinary transactions. Holders of Class B common stock will not be entitled to vote their shares of Class B common stock at meetings of the Company's stockholders, except as provided by the Business Corporation Law of the State of New York with respect to certain extraordinary corporate transactions.

      During 1996, the Company issued 39 Class A shares and 63 Class B shares for $204,000. During 1996, the Company reserved for issuance upon exercise of "non-qualified" stock options that number of shares of Class B common stock equal to no more than fifteen (15%) of the total number of shares currently outstanding. The Company has issued to certain organizers 1,041 options to purchase a share of Class B common stock at $2,000 per share, exercisable at any time after July 1, 1998. The options are non-transferable and expire on July 1, 2005. At December 31, 1999, no options have been exercised.

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, the Company continues to apply APB No. 25 and related Interpretations to account for stock-based compensation using the intrinsic value method for its stock option plans and, accordingly, does not recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS No. 123, the change to reported net (loss) income and net (loss) earnings per share would be insignificant.

      On November 12, 1996, the Company formed a wholly-owned subsidiary, LIPH LLC, and contributed all of the Company's stock interests in Island Practice Association IPA, Inc., Island Behavioral Health Association IPA, Inc., Island Dental Professional Association IPA, Inc., NextStage Healthcare, Inc., Mainstreet Practice Management Inc., Mainstreet Dental Management Corporation, as well as certain other assets to LIPH LLC.

      On November 14, 1996, the Company declared a dividend and distributed to all shareholders of record on November 17, 1996, all of the Membership Interests in LIPH LLC in the amount of $733,526.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10.   Related Parties

      MDNY has a management services agreement with NextStage Healthcare Management of New York, Inc. ("NextStage"), an entity owned primarily by LIPH, LLC and CHS. This agreement stipulates that NextStage will provide management and consulting services to MDNY for a five year period ending October 10, 2000. NextStage will perform most administrative services on behalf of MDNY.

      Under the terms of the agreement, fees charged by NextStage during 1999 are based on 12% of net commercial and medicare premiums earned by MDNY plus 100% of costs incurred relating to servicing commercial enrollees in the MDNY's expanded counties. Prior to 1999, fees charged by NextStage to MDNY were 100% of expenses incurred by NextStage. Total management fee expenses incurred, inclusive of IPA delegated service costs were $19,430,331 and $15,390,747 at December 31, 1999 and 1998, respectively.

      A component of total management fees include costs incurred by MDNY related to services performed by NextStage on behalf of the IPAs ("IPA Delegated Services"). These IPA Delegated Services include primarily utilization management, provider relations and claims processing and adjudication. These costs, which totaled $3,858,550 and $3,891,424 in 1999 and 1998, respectively, are charged to MDNY, then passed through to the IPAs at the same amount in the form of reduced healthcare cost expenses.

      For the year ended December 31, 1999, NextStage incurred management expenses that were in excess of the related reimbursement fees provided by MDNY. Approximately $3,500,000 of NextStage expenses incurred during 1999 are not reimbursable by MDNY and therefore have not been charged through MDNY as management service expenses.

      As a result of incurring expenses which are not reimbursable from MDNY, NextStage has incurred operating losses and accumulated deficits. If NextStage is unable to meet its obligations, NextStage's ability to service its contract with MDNY could be impaired.

      Expenses incurred by Nextstage to service its management contract with MDNY are as follows:

                                          1999            1998           1997

Salaries and related costs           $ 11,960,695    $  9,073,838   $  5,825,384
Consulting and professional fees        3,125,422       1,885,853      1,538,325
Selling, general and
  administrative expenses               4,389,831       3,807,573      3,735,517
Write-off of advance from
  NextStage Healthcare, Inc.            2,732,376              --             --
Depreciation expense                      735,572         623,483        442,808
                                     ------------    ------------   ------------
                                       22,943,896      15,390,747     11,542,034

Expenses incurred by NextStage
  not charged to MDNY                  (3,513,565)             --             --
                                     ------------    ------------   ------------
Management fees charged to MDNY      $ 19,430,331    $ 15,390,747   $ 11,542,034
                                     ============    ============   ============

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      MDNY provides healthcare services to employees of NextStage. The premiums from these services are included in premiums earned on the statement of operations and receivables for these services are included as part of due from NextStage on the balance sheet. At December 31, 1999 and 1998, MDNY had advanced NextStage $2,977,293 and $53,333, respectively, as a prepayment of operating expenses and related premiums receivable. Due to the uncertainty of the realizability of receivables from NextStage, a full reserve has been recorded against this balance as of December 31, 1999.

      Under the management service agreement with NextStage, MDNY is required to deposit a management fee retainer. The amount on deposit with NextStage at December 31, 1999 and 1998 is $1,252,349. NextStage Healthcare, Inc. has collateralized its obligations to MDNY for the $1,252,349 management fee retainer by pledging all of its property and equipment.

      Shareholders of LIPH, primarily physicians who are members of practice associations, and CHS provide the majority of healthcare services to MDNY.

      MDNY has entered into various risk-sharing arrangements with certain related IPAs, that are owned or controlled by shareholders of LIPH. Under these risk-sharing arrangements, MDNY shall pay, collectively as payment for covered services, 82.5% and 80% of commercial premiums and 84% and 80% of Medicare premiums for 1999 and 1998, respectively, net of provision for uncollectible accounts and commission expenses. These related IPAs are then responsible for all reimbursements to its members and other non-member third party providers ("Non-member Providers") that MDNY has contracted with, at contracted amounts, for healthcare services provided as incurred. If the IPAs are unable to meet their obligations, MDNY would be responsible for ensuring that an adequate provider network is maintained to service MDNY's enrollees. At December 31, 1999, the IPAs collectively, have an accumulated deficit of approximately $12,000,000 (unaudited). If the IPAs are unable to make payments relating to its outstanding Non-member Providers obligations, the IPAs have agreed that such Non-member Provider obligations will be paid by MDNY directly and will reduce the outstanding amount due to IPAs (See Footnote 11).

      In addition, as part of the agreement between MDNY and the IPAs, the IPAs have agreed to assume responsibility for payment of IPA Delegated Services and all payments related to the New York State Market Stabilization Pools (the "Stabilization Pools"). Stabilization Pool payment costs passed through to the IPAs during 1999 and 1998 approximated $6,900,000 and $3,400,000.

      Amounts due from the IPAs, net of withheld retentions and expenses paid for by MDNY on behalf of the IPAs, are included in due to independent practices associations.

      MDNY has incurred certain expenses on behalf of related companies in connection with various expansion plans in MDNY's service area. MDNY has decided not to pursue these various expansion plans and as such will not be reimbursed for costs incurred. Related costs incurred of approximately $0 and $400,000 were expensed in 1999 and 1998, respectively.

      MDNY also provides health care services for employees of CHS. The premiums from these services are included in premiums earned on the statement of operations and outstanding receivables for these services are part of premiums receivable on the balance sheet. CHS premiums represented approximately 24% and 31% of total premiums earned by MDNY during 1999 and 1998, respectively.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11.   Commitments and Contingencies

      In April 1999, Innovative Clinical Solutions Ltd., formerly known as PhyMatrix Corporation, ("ICSL") filed a lawsuit against the Company and the Company's related parties for breach of contract, claims of fraud and unfair competition. Such actions stem from a dispute between Island Professional Association ("Island IPA") and its management agent, PhyMatrix of Long Island, LLC ("PhyLI") regarding alleged management fees due to PhyLI and alleged contractual non-performance by PhyLI and ICSL. The management agreement between Island IPA and PhyLI was part of a larger agreement in which the Company participated in assigning management contracts to ICSL in exchange for consideration. The Company had previously assigned management services to Island IPA, but had withdrawn citing deficiencies in Island IPA performance. Currently, the lawsuit is in the New York State Supreme Court where the Company's motion for dismissal is pending. The Company believes that the ultimate liability, if any, will be within the policy limits of its insurance, and will not have a material adverse effect on the Company's financial position, cash flow or results of operations.

      NYSDI released a proposed regulation concerning transfer of financial risk between insurers and healthcare providers that requires independent practice associations ("Providers") to have a security deposit equivalent to 12.5% of their estimated annual capitation received from the insurer under the current financial risk sharing agreement. The requirement is applicable to those Providers who receive annual capitation exceeding $250,000. The proposed regulation stems from NYSDI's efforts to prevent HMO failures in conjunction with their contracts with Providers. In assessing the insurer's ability to fulfill its non-transferable obligation to provide health care services to subscribers, consideration will be given to the financial condition of the insurer and IPA as well as the said financial security deposit. The Company is determining the impact this regulation could have on its operations. Any final regulation passed by the NYSDI could potentially have a negative impact on the Company's financial statements.

      As part of the Company's risk-sharing arrangement with its related IPAs, the Company pays, collectively as payment for covered services, these IPAs a portion of premiums, then these IPAs are responsible for all reimbursements to its members and other Non-member Providers. If the IPAs are unable to make payments relating to its outstanding Non-member Provider obligations, the IPAs have agreed that such Non-member Provider obligations will be paid by the Company directly and will reduce the outstanding amount to IPAs. (See Footnote 2).

Long Island Physician Holdings Corporation
Financial Statement Schedule - Valuation and Qualifying Accounts
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                       Additions
                                                 ----------------------
                                    Balance at   Charged to  Charged to             Balance at
                                    Beginning     Cost and     Other                  End of
        Description                 of Period     Expenses    Accounts  Deductions    Period
Year ended December 31, 1999
  Estimated uncollectible amount
    of premium and accounts
    receivable                     $1,836,918   $3,103,443        --    $3,137,963  $1,802,398

Year ended December 31, 1998
  Estimated uncollectible amount
    of premium and accounts
    receivable                        723,297    3,611,026        --     2,497,405   1,836,918

Year ended December 31, 1997
  Estimated uncollectible amount
    of premium and accounts
    receivable                         44,837      679,145        --           685     723,297

                                  Exhibit Index

Exhibit No.       Description
-----------       -----------
3.1.1    Certificate of Incorporation*
3.1.2    Certificate of Incorporation of MDNY*****
3.1.3 Form of Second Certificate of Amendment of the Certificate of Incorporation of Long Island Physician Holdings Corporation ("LIPH")***
  3.2    By-Laws*****
  3.3 Form of Proposed Certificate of Restated Articles of Organization of MDNY Holdings, LLC ("Holdings")***
  4 Shareholders Agreement dated December 11,1995 among MDNY Healthcare, Inc. ("MDNY"), LIPH and Catholic Healthcare Services of Long Island, Inc. ("CHS")*
  4.1    Form of Amended and Restated Operating Agreement of Holdings***
         Form of First Amendment to the Amended and Restated Operating Agreement of Holdings***
 10.1 Management Services Agreement dated December 11, 1995, among MDNY, LIPH, CHS and NextStage Healthcare Management, Inc. ("NextStage")**
 10.2    Form of Option Agreement between LIPH and each of the directors thereof**
 10.3 Form of Proposed Agreement and Plan of Merger among LIPH, Holdings and MDNY Holdings Delaware, Inc.***
 10.4    Option Agreement between LIPH and NextStage dated September 18, 1995***
 10.5 Letter dated December 29, 1999 from MDNY to the Superintendent of Insurance, State of New York****
 10.6 Stock Subscription and Purchase Agreement made as of October 11, 1995 among LIPH, CHS and MDNY*****
 10.7 Section 1307 Loan Agreement between MDNY and LIPH, LLC dated July __, 1998, as amended*****
 10.8 Section 1307 Loan Agreement between LIPH and CHS dated December 18, 1997*****
 10.9    Subordinated Note dated December 18, 1997 made by MDNY in favor of
         CHS*****
 10.10 IPA Participation Agreement dated as of January 26, 1998 between MDNY and Island Practice Association, IPA, Inc.*****
 10.11 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, January 1, 1999 Renewal*****
 10.12 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, for Point of Service Enrollees, January 1, 1999 Renewal*****
 10.13 Reconciliation Agreement dated as of May __, 2000 among MDNY, Island Practice Association, I.P.A., Inc., CHS and LIPH*****
 10.14   Agreement dated August 13, 1999 between MDNY and CHS*****
 10.15 Separation Agreement and General Release, effective April 15, 2000, between Richard Radoccia and NextStage, and related MDNY guaranty; Credentialing Services Agreement with CVONet, Inc.; Website Maintenance and Hosting Agreement with Neptune Technologies, Inc.*****
11.      Statement re Computation of per share earnings
21       Subsidiaries of Registrant*


----------

* Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, File No. 0-27654, and incorporated herein by this reference.
** Filed as an Exhibit to the Company's Registration Statement on Form 10-SB/A-2, File No. 0-27654, and incorporated herein by this reference.
*** Filed as an Exhibit to the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 19, 1997, and incorporated herein by this reference.
**** Filed as an Exhibit to the Company's Report on Form 8-K dated March 2, 2000 and incorporated herein by this reference.
*****    Filed herewith.