Form 10-K
period 2000-12-31
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2001-11-27
CIK 1006868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: As of December 31, 2000 there were 1,506 shares of Class A common stock and 4,333 shares of Class B common stock outstanding.

      The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant (assuming for this purpose that all officers, directors and holders of more than 10% of the Company's outstanding voting stock are affiliates) cannot be determined since there is no trading market for such stock.

      Documents incorporated by reference: Portions of the Registrant's proxy statement for its 2001 annual meeting of shareholders are incorporated by this reference into Part III of this report.

                                     PART I

Item 1. BUSINESS

      Company Overview

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") is a New York corporation formed in December 1994 and owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY Healthcare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO"), that currently operates in Nassau and Suffolk counties, New York. The financial statements of MDNY are consolidated into the audited financial statements of the Company. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. At December 31, 2000, MDNY had approximately 76,700 members ("Members"), comprised of individuals and families, enrolled in its health maintenance plans, point-of-service plans and Medicare plans.

      The Company is affiliated with LIPH, LLC (the "LLC"), a New York limited liability company formed in December 1996. Upon the formation of the LLC, the shareholders of the Company owned all of the membership interests in the LLC. The assets of the LLC consist of the stock in three independent practice associations, Island Practice Association, IPA, Inc. ("Island IPA"), Island Behavioral Health Association IPA, Inc. and Island Dental Professional Association IPA, Inc. (the "IPAs"). Additionally, the LLC owns minority interests in NextStage Healthcare Management of New York, Inc. ("NextStage") and Mainstreet Dental Management Corporation. MDNY has entered into various risk-sharing arrangements (the "Professional Services Agreements") with the IPAs for the provision of applicable healthcare and administrative services to the Members of MDNY. In December 1995, the Company, CHNLI, MDNY and NextStage entered into a management services agreement (the "Management Services Agreement") whereby NextStage provided a variety of management, administrative and operational services to MDNY and the IPAs. The Management Services Agreement expired on October 10, 2000. MDNY has hired certain former employees of NextStage and is performing the management and administrative functions previously provided by NextStage.

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

      Recent Developments

      Certain Regulatory Matters. On December 29, 1999, MDNY agreed, pursuant to a consent (the "Consent") with the Superintendent of the New York State Insurance Department ("NYSID"), to a specified schedule of actions toward the receipt by MDNY by March 31, 2000 of investments from one or more qualified parties of at least $5 million. MDNY also consented, upon its failure to comply with such conditions, to the entry of a court order for rehabilitation pursuant to Article 74 of the New York Insurance Law. Such an order would allow NYSID, as rehabilitator, to take possession of MDNY's assets and assume control of MDNY's business. After the entry of such an order, NYSID would also have the right, pursuant to Article 74, to apply for a court order to liquidate MDNY if it determined that further efforts to rehabilitate MDNY would be futile. Any liquidation of MDNY would have a material adverse effect on the value of LIPH's investment in MDNY. Inasmuch as such investment is the principal asset of LIPH, a material diminution in the value of such investment would have a material adverse effect on LIPH's financial position (including, potentially, insolvency), and the shareholders of LIPH could lose all or part of their investment in LIPH.

      As of December 31, 2000, MDNY has not met the schedule of actions specified in the Consent. In particular, MDNY failed to obtain a letter of intent and to execute definitive agreements regarding the required investment by the applicable deadlines therefor. MDNY has had further consultations with NYSID. As of September 30, 2001, NYSID had not acted upon the Consent.

      In May 2000, MDNY, CHNLI, LIPH and Island IPA entered into a Reconciliation Agreement ("Reconciliation Agreement") whereby certain intercompany balances of approximately $5.9 million owed by MDNY and Island IPA to each other were eliminated. As a result of discussions during September 2000, NYSID indicated to MDNY that NYSID did not object to the Reconciliation Agreement. MDNY thereafter submitted statutory financial statements for the quarter ended June 30, 2000, that MDNY believes were in compliance at that date with all NYSID reserve requirements.

      The New York State Department of Health ("NYSDOH") and NYSID require MDNY to maintain reserves in the form of cash and statutory net worth.

      On May 10, 2001, MDNY received from NYSID a Draft Report on Examination of MDNY as of June 30, 2000 (the "Draft Report"). The Draft Report states, among other things, NYSID's determinations that, as of June 30, 2000, MDNY was insolvent in the amount of $4,311,487 and that MDNY's required contingency reserves were impaired in the amount of $12,231,333. These determinations result from NYSID's position that MDNY should report the IPAs' obligations in MDNY's financial statements. MDNY's position is that the IPAs are responsible for their own obligations, not MDNY, and MDNY has disputed NYSID's attribution of IPA liabilities to MDNY. MDNY continues to work with NYSID to obtain NYSID's agreement that MDNY satisfies statutory reserve requirements.

      Although the Company believes that MDNY is in compliance with applicable cash reserve and capital requirements due to MDNY's positive financial performance during 2000 and the effect of the Reconciliation Agreement, pursuant to the Draft Report, at December 31, 2000, MDNY remains in non-compliance with New York State reserve requirements. If NYSID were to definitively determine that MDNY's financial statements must report the obligations of the IPAs, such determination would have a material adverse effect on the Company's consolidated financial statements. In addition, there can be no assurance that NYSID will accept the financial statements submitted by MDNY or that NYSID will not enforce the Consent.

      On August 22, 2001 NYSID published regulations setting forth standards for financial risk transfer between insurers (including HMOs) and healthcare providers, including certain intermediary entities (such as independent practice associations) and individual providers who take risk (collectively "providers"). The regulations require providers to demonstrate their financial responsibility and capability to insurers. Providers that receive annual capitation in excess of $250,000 are required to make a security deposit equal to 12.5% of the estimated annual capitation to be received by the provider from its insurer under the financial risk sharing agreement between them, with a minimum deposit of $100,000. At NYSID's request, effective January 1, 2001, MDNY began making payments to participating providers on a fee-for-service rather than on a capitation basis. This conversion of MDNY's payment methodology remains subject to approval by NYSDOH. The Company anticipates that NYSDOH will approve such conversion and that MDNY will continue to pay participating providers on a fee-for-service rather than on a capitation basis. Accordingly, the Company is determining what effect, if any, such NYSID regulations will have on MDNY.

      The continued failure of MDNY to meet reserve requirements, the failure of MDNY or the IPAs to comply with other existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company and MDNY.

      Certain Changes in Management. On January 18, 2000, Richard Radoccia resigned as Chief Executive Officer of MDNY and was replaced by Paul Accardi, who, prior thereto, had been MDNY's Chief Financial Officer since March 1997.

      Suspension of Expansion Activities. NYSID has permitted MDNY to withdraw all HMO products from the Erie and Niagara county marketplace. Since June 1, 2000, MDNY has ceased offering group or individual policies in Erie and Niagara counties, and all expansion efforts of MDNY have been suspended.

      Certain Financial Information. The consolidated financial statements of the Company as of December 31, 2000 and for the year then ended have been prepared assuming that the Company will continue as a going concern. The auditor's report states that "the [NYSID] has not released the Company's majority owned subsidiary, [MDNY], from a consent decree with the NYSID. In addition, MDNY received from the NYSID a Draft Report of MDNY as of June 30, 2000 which states, among other things, the NYSID's determination that, as of June 30, 2000, MDNY was insolvent in the amount of $4,311,487 and that MDNY's required contingency reserves were impaired in the amount of $12,231,333. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

      Pursuant to the Professional Services Agreements, total revenues paid to the IPAs in 2000 were capitated at 82.5% and 84% of net premium for commercial and Medicare enrollees, respectively, for the period January 1, 2000 through March 31, 2000 and 83% and 92% of net premium for commercial and Medicare enrollees, respectively, for the period April 1, 2000 through December 31, 2000. During 2000, in addition to the capitated payments, MDNY incurred an additional healthcare service obligation to the IPAs for $6 million. During 1999, revenues paid to the IPAs were capitated at 82.5% and 84% of net premium for commercial and Medicare enrollees, respectively. Revenues paid to the IPAs were capitated at 80% of net premium in 1998. As of December 31, 2000, the IPAs had an accumulated deficit of approximately $25 million. The IPAs have incurred losses from operations for 2000, 1999 and 1998 and had working capital deficiencies for such years primarily resulting from Medicare claims exceeding related revenue. Pursuant to the Draft Report, NYSID has attributed the IPAs' liabilities to MDNY. If NYSID fails to revise or reverse this determination, MDNY could be responsible for the settlement of outstanding claims to providers contracted through the IPAs. In such event, there can be no assurance that MDNY would be able to settle such claims in whole or part, or that MDNY's additional obligations in respect thereof would not have a material adverse effect on MDNY's, and, in turn, the Company's, business, financial condition, results of operations or prospects.

      Effective January 1, 2000, MDNY received approval from NYSID for an average premium rate increase of 9.9%. MDNY has received approval from NYSID for additional commercial premium rate increases of approximately 22%, effective on January 1, 2001.

      During 2000, MDNY paid NextStage a management fee equal to 100% of costs incurred under the Management Services Agreement. The Management Services Agreement expired in October 2000.

      Business Strategy

      During 2000, MDNY took the following steps to provide liquidity and achieve profitability:

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

      While management believes that implementation of its plans to achieve profitability will provide MDNY with the ability to continue as a going concern, there is no assurance that such actions will achieve positive results from operations or adequate working capital and equity.

      MDNY's business strategy for 2001 includes the following goals:

      o     expanding its small group business through increased sales.

      o continuing the reduction in administrative costs while improving operating performance.

      o     increasing premium rates with an effective date of January 1, 2001.

      o withdrawing from the Company's Medicare risk contract effective January 1, 2001.

      Potential Restructuring

      The Company owns all the shares of Class A common stock of MDNY and CHNLI owns all of the Class B voting common stock of MDNY. The Company, MDNY and CHNLI have agreed that to facilitate potential future expansion, they would effect a restructuring whereby the shareholders of the Company would, in the aggregate, receive voting and non-voting stock in MDNY Holdings, Inc. ("Holdings") in the same proportion as the Company's ownership in MDNY, CHNLI would own the same proportion of stock in Holdings as it currently holds in MDNY, and MDNY would become a wholly-owned subsidiary of Holdings (the "Restructuring"). The Restructuring was approved by the shareholders of LIPH on April 15, 1997. The Restructuring was intended to facilitate expansion and has not been effected. The Company may seek to effect the Restructuring at a later date.

      Competition

      The health care industry, both generally and in the New York metropolitan area, is characterized by intense competition. MDNY competes with independent HMOs, such as Health Insurance Plan of New York, Vytra Healthcare, Inc. and Oxford Health Plans, Inc., which have significant enrollment in the New York metropolitan area. MDNY also competes with HMOs and managed care plans sponsored by large health insurance companies, such as CIGNA Corporation, Aetna U.S. Healthcare Inc., United Health Group and Blue Cross/Blue Shield. These competitors have large enrollment in MDNY's service areas. Certain of these competitors have been in existence for longer periods of time than MDNY, are better established than MDNY, and have greater financial resources, management experience and product development programs than MDNY. In addition, other organizations with resources greater than those of MDNY may enter into competition with MDNY by providing, for example, alternative healthcare delivery systems or by offering greater benefits for a smaller premium payment. Additional competitors may enter MDNY's markets in the future.

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

      MDNY

      Business Overview

      MDNY is an independent practice association-model HMO that is licensed by the State of New York to operate in Nassau and Suffolk counties, New York. MDNY ceased operations in Erie and Niagara counties during 2000. At December 31, 2000, MDNY had 172 full-time employees, including its Chief Executive Officer and Chief Financial Officer and its Chief Medical Officer. Since July 2000, MDNY has hired additional employees to perform the management and administrative functions previously provided by NextStage pursuant to the Management Services Agreement, which expired in October 2000. MDNY's operations commenced on January 1, 1996. MDNY provides comprehensive health care services to its Members for a fixed monthly premium, plus a co-payment, as applicable, by the Member to a participating physician for each office visit generally, and a dispensing fee or co-payment to the pharmacy for each prescription filled. The basic benefits provided within a Member's benefit plan consist of primary and specialty physician care, inpatient and outpatient hospital services, emergency and preventive health care, laboratory and radiology services, ambulance services, eye care, physical and rehabilitative therapy services, chiropractic services, mental health care, and alcohol and substance abuse counseling. For an increased monthly premium, Members have the option to receive prescription drugs and other supplemental benefits. At December 31, 2000, MDNY had approximately 76,700 Members, comprised of individuals and families, enrolled in its health maintenance plans. MDNY's primary product line includes point-of-service plans, traditional HMO plans and Medicare plans. A significant portion of MDNY's premium revenue, approximately 29%, is derived from entities affiliated with CHNLI. CHNLI owns 33% of the stock in MDNY. Management currently monitors and evaluates MDNY's financial performance based on the combined service area of Nassau and Suffolk counties.

      MDNY entered into the Professional Services Agreements for the provision of applicable healthcare services to Members, pursuant to which Island IPA provides medical and surgical services; Island Behavioral Health Association IPA, Inc. provides behavioral health services including psychiatry; and Island Dental Professional Association IPA, Inc. provides dental services. Each IPA is responsible for contracting with individual healthcare providers. The IPAs are responsible for overseeing the initial and continuous screening of participating healthcare providers. MDNY compensates each IPA according to the number of Members the IPA serves and the type of policy covering each Member the IPA serves based on a percent of net revenues derived by MDNY. Pursuant to the Professional Services Agreements, MDNY has agreed to pay the IPAs a negotiated contracted rate ("Risk Sharing Payments") that are limited to 82.5% and 84% of net premium for commercial and Medicare enrollees, respectively, for the period January 1, 2000 through March 31, 2000 and 83% and 92% of net premium for commercial and Medicare enrollees, respectively, for the period April 1, 2000 through December 31, 2000. Amounts paid by MDNY to the IPAs are used by the IPAs to pay claims for professional and ancillary services rendered to Members by participating physician providers.

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

      The quality improvement program utilizes computerized claims information as well as medical records which are maintained by the physicians and to which MDNY has access. In addition and as required by state law, MDNY has an established complaints and appeals procedure for Members and participating physician providers to formally register concerns. These concerns are then investigated and resolved pursuant to the procedures established by the HMO.

      Additionally, the Company believes that educating MDNY's Members with respect to health care is a critical component in health care cost containment. MDNY's quarterly newsletter to its Members contains, among other items, information on preventive health care. MDNY also distributes newsletters to participating providers. To further promote Member participation in controlling health care costs, MDNY requires co-payments by its Members for most office visits and some other services. Certain contracts also require Members to pay co-payments for inpatient services.

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

      HMO Product premiums accounted for approximately 52%, 50% and 58% of total premiums earned by MDNY in 2000, 1999 and 1998, respectively.

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

      POS Product premiums accounted for approximately 27%, 26% and 26% of total premiums earned in 2000, 1999 and 1998, respectively.

            Medicare Product

      Prior to MDNY's withdrawal from Medicare effective January 1, 2001, MDNY's Medicare product allowed Medicare-eligible individuals residing in Nassau and Suffolk counties access to MDNY's network ("Medicare Product"). MDNY offered two Medicare Products: MDSelect65 (a zero-premium plan modeled after MDSelect) and MDClassic65. MDClassic65 Members paid a small monthly premium and receive a range of enhanced benefits, including the ability to self-refer to certain medical and surgical specialists without obtaining a referral from the PCP.

      Pursuant to a contract with the Health Care Financing Administration ("HCFA"), MDNY was paid a fixed per member per month capitation amount by HCFA based upon a formula of the projected medical expense of each Medicare Member. MDNY bore the risk that the actual costs of the provision of healthcare services to Medicare Members exceed the capitation amount received by MDNY. Medicare contracts provide revenues that are generally higher per member than contracts for non-Medicare members. Such contracts, however, also carry certain risks such as higher comparative medical costs and regulatory and reporting requirements per member.

      Effective January 1, 2001, MDNY withdrew from the Medicare program and its Medicare members transferred to alternate health plans. At December 31, 2000, MDNY had approximately 6,100 Medicare members enrolled in its Medicare plans compared with approximately 6,800 members at the end of 1999. Medicare accounted for approximately 9% of total premiums earned for the year ended December 31, 2000 compared with 24% and 16% in 1999 and 1998, respectively. The associated medical claims expenses related to Medicare plans resulted in IPA losses of approximately $12 million in 2000 and $7 million in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      Workers' Compensation Product

      In January 1997, MDNY formed MDNY CompGuard, Inc., a workers' compensation managed care PPO. Pursuant to the NYSDOH's managed workers' compensation guidelines, MDNY CompGuard was certified by the NYSDOH to operate as an occupational health and workers' compensation PPO in February 1998. At December 31, 2000, MDNY CompGuard, Inc. had no significant financial activity.

      Marketing

      MDNY has a network of general agents and brokers that market MDNY's products to small-employer groups and associations. MDNY also maintains an in-house sales force for direct marketing to non-brokered accounts.

      In March 1997, MDNY formed MDNY Preferred Network, Inc. to market PPO products. MDNY has begun marketing PPO products to large employer groups and unions that desire to offer medical or dental benefits on either an insured or self-insured basis to their employees or members. At December 31, 2000, MDNY Preferred Network, Inc. had no significant operations or financial activity.

      Government Regulation

      The operations of MDNY and the IPAs are subject to substantial regulation and to risks associated with changes in such regulations.

      State Regulation

      New York State regulates HMOs pursuant to Article 44 of the Public Health Law. Subject to Article 44, HMOs are exempt from the New York Insurance Law and regulations. New York State law requires that MDNY obtain a Certificate of Authority from NYSDOH in order to operate as an HMO. MDNY obtained a Certificate of Authority in December 1995.

      As an HMO, MDNY is subject to extensive regulatory requirements imposed by the State of New York, including requirements governing reporting, quality assurance, provider contracting, management agreements, financial and solvency issues, rate-setting, scope of benefits, marketing and related matters. State regulatory authorities exercise oversight regarding the provider networks, medical care delivery and quality assurance programs, contract forms and financial condition of MDNY. State regulations require MDNY to maintain restricted cash or available cash reserves, a minimum net worth and impose restrictions on MDNY's ability to make dividend payments, loans or other transfers. Applicable state statutes and regulations require an HMO to file periodic reports with the relevant state agencies, and contain requirements relating to the HMO's operation including its rates and benefits applicable to its products. MDNY is also subject to periodic examination by the relevant state regulatory authorities. Applicable federal and state regulations also contain licensing and other requirements relating to the offering of MDNY's products in new markets, which may restrict MDNY's ability to expand its business.

      As a New York State certified HMO, MDNY is required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, MDNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year.

      Certain Federal and New York State laws limit the extent to which healthcare providers may refer patients to businesses or facilities in which the health care provider has a financial interest. In pursuing healthcare-related business opportunities and investments, MDNY is required to limit its ownership, investment and payment practices and procedures and may be unable to invest in, contract with, or own certain healthcare entities unless the proposed arrangement satisfies the terms of applicable Federal and New York State laws. Fees paid by MDNY for management services provided by NextStage pursuant to the Management Services Agreement were based on a percentage of premium revenues and subject to NYSDOH approval.

      On January 1, 1997, New York State enacted the Health Care Reform Act of 1996 (the "HCRA"), which allows all private healthcare payors to negotiate payment rates for inpatient hospital services. Prior to enactment of HCRA, only HMO's could negotiate rates for these services. The enactment of HCRA adversely affected the ability of HMO's to negotiate rates. Also, beginning in January 1997, MDNY elected to make payments to state funding pools to finance hospital bad debt and charity care, graduate medical education and other state programs under the HCRA. Previously, hospital bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. On December 30, 1999, the HCRA was extended through June 30, 2003.

      It is difficult to predict whether additional regulatory requirements may apply to the operations of HMOs. It should be assumed, however, that the health care delivery system in New York State will continue to be subject to a high level of regulatory control, which may impose additional limitations on the ability of HMOs (including MDNY) to engage in various financial transactions.

      Effective July 1, 1999, New York enacted a new law establishing a right for health care consumers to obtain an external review of determinations made by HMOs and insurers when coverage of health care has been denied on the grounds that the service is not medically necessary or that such service is experimental or investigational and establishing standards for the certification of the external review agents. In addition, the law requires provider contracts to include an explanation of provider payment methodologies; the time periods for provider payments; the information to be relied upon to calculate payments and adjustments; and the process to be employed to resolve disputes concerning provider payments. In 2000, seven claims were submitted for external review. Of the claims reviewed, six were upheld and one was denied.

      In 1998, New York enacted a law requiring the current Consumer Guide published by NYSID, which ranks health plans based on the ratio of complaints found to be valid and the ratio of appeals made through the grievance and Utilization Review process, including the number of times a health plan reverses a decision, to also include, effective September 1, 1999, the rate of physician board certification; provider turnover rates; the percentage of enrollees who have been seen for ambulatory or preventive care visits during the previous three years of enrollment; methods used to compensate providers; accreditation status of plans and indices of quality, including rates of mammography, prostate and cervical cancer screening, prenatal care, immunization; other information collected through the Health Plan Employer Data Information Set; and the results of a consumer satisfaction survey conducted by the State Superintendent of Insurance.

      HMOs are required to pay providers within 45 calendar days of receipt of undisputed claims submitted for services provided. In the event a claim is not undisputed, the insurer or HMO must notify the provider within 30 calendar days of receipt and request additional information if necessary. In addition the imposition of interest on late claims, penalties of up to $500 per day per claim may be imposed upon an HMO that does not comply with the prompt payment guidelines.

      Effective January 1998, New York laws also require coverage of the following benefits: (i) HMOs are required to cover individuals undergoing mastectomies for a period to be determined by the attending physicians and the patient; (ii) out-of-network second opinions for cancer; (iii) all stages of reconstruction of the breast on which a mastectomy has been performed, and surgery and reconstruction of the other breast to produce a symmetrical appearance; and (iv) unlimited chiropractic care rendered in certain circumstances by a licensed doctor of chiropractics upon referral by a PCP.

      Effective January 1998, coverage for enteral formulas is required for all plans which provide a pharmacy benefit. The modified food component of this mandated coverage is capped at $2,500 per member per year.

      Federal Regulation

      One of the most significant applicable federal laws is the Health Maintenance Organization Act of 1973, as amended (the "HMO Act"), and the rules and regulations promulgated thereunder. The HMO Act governs federally qualified HMO's, and prescribes the manner in which such HMO's must be organized and operated.

      Prior to MDNY's withdrawal from Medicare effective January 1, 2001, MDNY's health plans that had Medicare risk contracts, MDSelect65 and MDClassic65, were subject to regulation by HCFA. HCFA has the right to audit health plans operating under Medicare risk contracts to determine each health plan's compliance with HCFA's contracts and regulations and the quality of care being rendered to Medicare members. Health plans that offer a Medicare risk product must also comply with quality assurance and utilization review procedure requirements established by peer review organizations under contract with HCFA which monitor the quality of health care received by Medicare members.

      Medicare+Choice (Part C) Legislation and the Balanced Budget Act of 1997 have affected risk contractors. Beginning in 1999, Medicare beneficiaries had more options for health care coverage (PSO, PPO, MSAs), and HCFA undertook an educational effort paid for by Medicare managed care plans. Another major impact will be the changes to the rate methodology, and new time frames for submitting rate and benefit filings.

      The federal Women's Health and Cancer Rights Act of 1998 (the "WHCR Act") mandates coverage of reconstructive surgery and other treatments associated with mastectomy. New York State's mastectomy and reconstruction mandates in effect since January 1, 1998, match or exceed the WHCR Act's requirements with the exception of the federal requirement for coverage of prostheses in group market products. The WHCR Act also prohibits the Federal Employees Health Benefits Program from using federal funds to contract with any health plan that provides coverage for prescription drugs unless that plan also provides coverage for contraceptives, including devices.

      Proposed Federal and State Legislation

      New York State and Federal policymakers are continually considering changes to laws and regulations applicable to HMOs. During 2000, bills were introduced in the New York legislature which would require HMOs to allow any physician to participate in the HMO regardless of geographic need and would subject HMOs to liability for delays in patient treatment pending HMO authorization therefor. Another bill being considered by the State Assembly would hold HMOs legally liable for the consequences of their decisions in providing health care to their members. Additionally, other bills are being considered by the State legislature which could significantly affect MDNY. Congress is also considering significant changes to both the Medicare and Medicaid programs. The proposed regulatory changes described above, if enacted, could increase health care costs to HMO enrollees and administrative expenses of the HMO. In addition, the various bills introduced in Congress and the state legislature contain provisions, which may facilitate entry of competing managed care organizations into MDNY's service areas. The Company is reviewing the proposed regulatory changes to assess the potential effect of such changes on MDNY's operations.

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

      In December 1999, Innovative Clinical Solutions Ltd., formerly known as PhyMatrix Corp. ("ICSL"), commenced an action against MDNY, NextStage, CHNLI and Richard Radoccia (then President and Chief Executive Officer of MDNY) in New York State Supreme Court, New York County, alleging various causes of action against one or more of the defendants, including claims of fraud, tortious interference with contract, breach of contract, unfair competition and enforcement of a security agreement. By a decision dated December 11, 2000, the Court granted the defendants' motions to dismiss and dismissed the complaint in its entirety.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2000 through the solicitation of proxies or otherwise.

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

      At December 31, 2000 there were 1,506 shareholders of record of the Company's Class A Common Stock and 3,377 holders of record of the Company's Class B Common Stock. "See Certain Relationships and Related Transactions."

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected financial data have been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere herein.

      The selected financial data in the table as of December 31, 2000, 1999, 1998, 1997 and 1996 are derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers, LLP, independent auditors, as indicated in their report included elsewhere in this Form 10-K. The audit report includes an explanatory paragraph regarding certain conditions which raise substantial doubt about the Company's ability to continue as a going concern. See "Consolidated Financial Statements."

Statement of Operations Data:
(in thousands, except per share data)

                                                   Year ended December 31,
                                    ------------------------------------------------------
                                     2000         1999        1998      1997        1996
                                     ----         ----        ----      ----        ----
      Revenue:
        Premiums earned             $188,930    $146,339    $90,273    $49,419    $23,298
        Investment income              2,744         404        419        343        491
                                    --------    --------    -------    -------    -------
      Total revenue                 $191,673    $146,743     90,692     49,762     23,789
      Expenses:
        IPA medical expenses         152,829     117,682     71,293     39,536     19,360
        Excess IPA capitation          6,000          --         --         --         --
        Commission expense             6,412       4,149      2,105      1,121        374
        Reinsurance, net                 594         500        336         96         84
        Management fees               11,264      19,430     15,390     11,542      7,363
        General and admin expenses     9,771       6,121      2,934        810        855
        Depreciation                     167          --         --         --         --
      Total expenses                 187,037     147,882     92,058     53,105     28,036
      Operating income (loss)          4,636      (1,139)    (1,366)    (3,343)    (4,247)
      Loss on operations of
      spun-off subsidiary                 --          --         --         --       (654)
      Loss in equity investment           --          --         --         --        (20)
      Income (loss) before
        minority interest              4,636      (1,139)    (1,366)    (3,343)    (4,921)
      Provision for income taxes         (91)         --         --         --         --
      Minority interest in
      (income) loss of subsidiary     (1,573)        337        439      1,015      1,008
        Net income (loss)              2,972        (802)      (927)    (2,328)    (3,913)
      Basic and diluted income
      (loss) per share              $    509    $   (137)   $  (159)   $  (399)   $  (670)
      Basic and diluted
      weighted average shares          5,839       5,839      5,839      5,839      5,839

Balance sheet data:
(in thousands)

                                                   Year ended December 31,
                                    ------------------------------------------------------
                                     2000         1999        1998      1997        1996
                                     ----         ----        ----      ----        ----
      Working capital/
      (deficiency)                       334      (2,397)      (911)      (434)     2,400
      Total assets                    25,279      20,573     16,859     11,926     10,601
      Long-term debt                   2,969       2,746      2,554      1,404         --
      Total liabilities               20,258      20,286     15,191      8,944      5,926
      Minority interest                2,213         640        977      1,416        781
      Shareholders' equity/
      (Deficiency in assets)           2,808        (353)       691      1,566      3,894


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

      The Company's financial statements as of December 31, 2000 and for the year then ended have been prepared assuming that the Company will continue as a going concern. The auditor's report states that "the [NYSID] has not released the Company's majority owned subsidiary, [MDNY], from a consent decree with the NYSID. In addition, MDNY received from the NYSID a Draft Report of MDNY as of June 30, 2000 which states, among other things, the NYSID's determination that, as of June 30, 2000, MDNY was insolvent in the amount of $4,311,487 and that MDNY's required contingency reserves were impaired in the amount of $12,231,333. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty." See Consolidated Financial Statements.

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

      MDNY's principal source of revenue is premiums earned. Other revenue consists principally of interest and rental income. Premiums earned represented 98.6% and 99.7% of MDNY's total revenue for the years ended December 31, 2000 and 1999, respectively.

      MDNY's ability to achieve profitability depends principally on reducing its medical expenses as a percentage of its premium revenue (the "medical loss ratio" or "MLR") and sufficiently reducing its administrative costs. During 2000, MDNY initiated programs to reduce administrative costs. As of December 31, 2000, these programs, together with reduced capitation payments to the IPAs had generated improvements sufficient to return MDNY to profitability.

      MDNY seeks to control medical expenses through capitation arrangements with its affiliated IPAs and with non-IPA primary care physicians, capitation arrangements with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers. MDNY has limited its medical claims expense to 82.5% and 84% of net premium for commercial and Medicare enrollees, respectively, for the period January 1, 2000 through March 31, 2000 and 83% and 92% of net premium for commercial and Medicare enrollees for the period April 1, 2000 through December 31, 2000 by capitating its exposure under the Professional Services Agreements with the IPAs.

      During 2000, working capital improved as a result of the various measures and developments described above. For the year ended December 31, 2000, MDNY realized operating profits of approximately $3.0 million.

      Results of Operations

      The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the years indicated:

                                                   Year Ended December 31,
                                                   -----------------------

      Statement of Operations Data:

      Revenue:                                 2000         1999         1998
                                               ----         ----         ----
        Premiums Earned                         98.6%        99.7%         99.5%
      Investment and other income                1.4           .3            .5
                                             -------      -------       -------
      Total revenue                            100.0        100.0         100.0
      Expenses:
      IPA medical expenses                      79.7         80.2          78.6
      Excess IPA capitation                      3.1          0             0
      Commissions expense                        3.3          2.8           2.3
      Reinsurance expense, net                    .3           .3            .4
        Management fees                          5.9         13.2          17.0
      General and administrative expenses        5.1          4.2           3.2
      Depreciation                                .1          0             3.2
                                             -------      -------       -------
        Total expenses                          97.5        100.7         101.5
        Operating income (loss)                  2.5          (.7)         (1.5)
      Provision for income taxes                 0.1          0             0

      Income (loss) before minority
      interest                                   2.4          (.7)         (1.5)
      Minority interest in subsidiary            (.8)          .2            .5
                                             -------      -------       -------
        Net income (loss)                        1.6          (.5)         (1.0)

      Statistical Data:
        Enrollment                            76,700       80,500        46,800
        Member months                        911,200      882,400       477,575
       *Medical loss ratio                      84.4%        80.8%         79.3%

      **Administrative loss ratio               14.6%        20.3%         22.6%

* Medical loss ratio - Medical expense and net reinsurance expense divided by total premium revenue.

**Administrative loss ratio - Commission expense, management fees, depreciation expense, and general and administrative expense divided by total premium revenue.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenues for the year ended December 31, 2000 and 1999 were $191,673,166 and $146,742,536, respectively, generated primarily through health premiums earned. At December 31, 2000, MDNY's commercial enrollees totaled approximately 70,600 as compared to approximately 73,700 in 1999. At December 31, 2000, MDNY's Medicare enrollees totaled approximately 6,100 as compared to approximately 6,800 in 1999. Revenue increased $45 million or 31% in 2000 compared to 1999 as a result of increased member months and premium rates in 2000 compared with 1999. Total member months for 2000 increased approximately 28,800 or 3.3% from 1999. The remaining increase in premium revenue was a result of premium rate increases during 2000.

      Total expenses for the year ended December 31, 2000 were $187,036,840 as compared to $147,882,424 for the year ended December 31, 1999. This 26% increase in expenses is consistent with the 31% increase in revenue in 2000 as compared to 1999 as a result of increases in member months and cost savings associated with the termination of the Management Services Agreement in October 2000.

      Health care service expense stated as a percentage of premium revenues was 84.4% for 2000 compared with 80.8% for 1999. Medical expenses paid to the IPAs increased approximately 35%. This increase is consistent with the overall increase in premiums and consistent with MDNY's contracted payment rates due to the IPAs as well as a $6,000,000 increased capitation payment made by MDNY to the IPAs during 2000. Excluding the $6,000,000 increased capitation payment made to the IPAs during 2000, the medical loss ratio was 81.2% for 2000.

      Administrative expenses stated as a percentage of premium revenue (the "administrative loss ratio") was 14.6% for 2000 compared with 20.3% for 1999. The reduction in administrative expenses is attributable primarily to the expiration of the Management Services Agreement in October 2000, after which, MDNY began performing internally the functions previously performed by NextStage.

      Net income for the year ended December 31, 2000 was $2,972,587 compared to a net loss of $802,006 for 1999. The increase in net income of $3,774,593 was primarily a result of increased member months, increased premiums, as well as $2,382,027 of income received from CHNLI pursuant to an agreement between MDNY and Catholic Health Services of Long Island, Inc. ("CHSLI"), an affiliate of CHNLI, whereby CHSLI agreed to pay one-third of the deficit that occurs in each year, beginning with 1999, of the hospital risk pool relating to MDNY's commercial enrollees, and reductions in administrative expenses, offset by a $6 million increased capitation payment incurred relating to the IPAs.

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Revenues for the year ended December 31, 1999 and 1998 were $146,742,536 and $90,692,204, respectively, generated primarily through health premiums earned. At December 31, 1999, MDNY's commercial enrollees totaled approximately 73,700 as compared to approximately 43,200 in 1998. With the start of the Medicare program in 1998, Medicare enrollment totaled approximately 6,800 with corresponding $34,944,874 in premiums earned at December 31, 1999. Consistent with the increase in enrollment, MDNY's gross revenues increased in 1999. Investment income for 1999 was $403,952 as compared to $419,285 in 1998 as a result of slightly lower average invested cash balances during the year.

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

Liquidity and Capital Resources

      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Cash flows used in operating activities, investing and financing activities of $5,151,553, $221,461, and $9,087, respectively in 2000 resulted in an overall decrease in cash and cash equivalents in 2000 of $5,382,101, The decrease in net cash and cash equivalents was primarily the result of increased premiums receivable due to increased premium revenue and collection and timing issues.

      Working capital was $334,472 at December 31, 2000 compared with $(2,396,809) at December 31, 1999. The increase is attributable primarily to increases in accounts receivable resulting from increased premium revenue and collection and timing issues. MDNY's liquidity is substantially contingent on the collection of premium receivable balances (primarily from CHNLI controlled entities) to meet its operating needs. At December 31, 2000 MDNY had no outstanding lines of credit. Although MDNY anticipates that its current operations will produce sufficient cash flows to meet its business obligations, there can be no assurance that in the event that adequate cash is not provided from operations, outside funding could be obtained.

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Cash flows provided by operating activities in 1999 of $3,862,741 was offset by net cash used in investing activities of $312,683, which contributed to the net increase in cash and cash equivalents of $3,550,058 in 1999 compared to a net increase in cash and cash equivalents of $5,012,756 in 1998. The increase in net cash provided by operating activities is primarily the result of increased liabilities to the IPAs and vendors due to delays in payments to these entities in order to preserve cash.

      Cash flows provided from operating, investing and financing activities of $3,738,890, $273,866 and $1,000,000, respectively in 1998 resulted in the overall increase in cash and cash equivalents from January 1, 1998 to December 31, 1998 of $5,012,756. The $5,012,756 increase in cash and cash equivalents was a result of increases in amounts due to IPAs of $3,573,523 and receiving a $1,400,000 loan from CHNLI under Section 1307 of New York State Insurance Law in 1998. Repayment of Section 1307 loans is subject to approval by NYSID.

      Capital Reserves and Liquidity

      MDNY has incurred losses from operations in all previous years since inception and has used substantially all of the cash raised in its initial equity infusion.

      In May 2000, MDNY, CHNLI, LIPH and Island IPA entered into the Reconciliation Agreement whereby certain intercompany balances of approximately $5.9 million owed by MDNY and Island IPA to each other were eliminated. As a result of discussions during September 2000, NYSID indicated to MDNY that NYSID did not object to the Reconciliation Agreement. MDNY thereafter submitted statutory financial statements for the quarter ended June 30, 2000 that MDNY believes were in compliance at that date with NYSID reserve requirements.

      The NYSDOH and NYSID require MDNY to maintain reserves in the form of cash and statutory net worth.

      On May 10, 2001, MDNY received the Draft Report from NYSID. The Draft Report states, among other things, NYSID's determinations that, as of June 30, 2000, MDNY was insolvent in the amount of $4,311,487 and that MDNY's required contingency reserves were impaired in the amount of $12,231,333. These determinations result from NYSID's position that MDNY should report the IPAs' obligations in MDNY's financial statements. MDNY's position is that the IPAs are responsible for their own obligations, not MDNY, and MDNY has disputed NYSID's attribution of IPA liabilities to MDNY. MDNY continues to work with NYSID to obtain NYSID's agreement that MDNY satisfies statutory reserve requirements.

      Although the Company believes that MDNY is in compliance with applicable cash reserve and capital requirements due to MDNY's positive financial performance during 2000 and the effect of the Reconciliation Agreement, pursuant to the Draft Report, at December 31, 2000, MDNY remains in non-compliance with New York State reserve requirements. If NYSID were to definitively determine that MDNY's financial statements must report the obligations of the IPAs, such determination would have a material adverse effect on the Company's consolidated financial statements. In addition, there can be no assurance that NYSID will accept the financial statements submitted by MDNY or that NYSID will not enforce the Consent.

      The continued failure of MDNY to meet reserve requirements, the failure of MDNY or the IPAs to comply with other existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company, MDNY and the IPAs.

      The consolidated financial statements of the Company as of December 31, 2000 and for the year then ended have been prepared assuming that the Company will continue as a going concern. The auditor's report states that "the Company has suffered recurring losses from operations in all previous years since inception and has a working capital deficiency. The Company is responsible for ensuring that an adequate provider panel is maintained to service the Company's enrollees. To service the Company's enrollees, the Company contracts with both individual providers of health care services (e.g., hospitals, laboratories and pharmacies) as well as "networks" comprised of individual providers (i.e., independent practice associations). Pursuant to these contracts, the Company remits compensation to its individual providers of health care services and the networks in consideration for rendering health care services to enrollees of the Company. Regardless of the financial position of any of the individual providers or networks, the Company maintains its responsibility to make available to its enrollees a panel of health care providers for the period of time for which premium has been paid. The Company is not, however, responsible for the liabilities, financial or otherwise, of any such individual or network. In addition,

[NYSID] has not formally released the Company from [the Consent] with NYSID. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

      Pursuant to the Professional Services Agreements, total revenues paid to the IPAs in 2000 were capitated at 82.5% and 84% of net premium (net of bad debt, retroactive enrollment adjustment and external brokerage commissions) for commercial and Medicare enrollees, respectively, for the period January 1, 2000 through March 31, 2000 and 83% and 92% of net premium for commercial and Medicare enrollees, respectively, for the period April 1, 2000 through December 31, 2000. Revenues paid to the IPAs were capitated 82.5% and 84% of net premium for commercial and medicare enrollees, and at 80% of net premiums in 1999 and 1998, respectively. As of December 31, 2000 and 1999, the IPAs had an accumulated deficit of approximately $12 million and $25 million, respectively. The IPAs have incurred losses from operations for 2000, 1999 and 1998 and had working capital deficiencies for such years primarily resulting from Medicare claims exceeding related revenue. Pursuant to the Draft Report, NYSID has attributed the IPAs' liabilities to MDNY. If NYSID fails to revise or reverse this determination, MDNY could be responsible for the settlement of outstanding claims to providers contracted through the IPAs. In such event, there can be no assurance that MDNY would be able to settle such claims in whole or part, or that MDNY's additional obligations in respect thereof would not have a material adverse effect on MDNY's, and, in turn, the Company's, business, financial condition, results of operations or prospects

      MDNY has received approval from NYSID for premium rate increases of approximately 20%, effective on January 1, 2001.

      The Management Services Agreement expired in October 2000. During 2000, MDNY paid NextStage fees based on 100% of expenses incurred by NextStage in providing management services to MDNY. During 1999, MDNY paid NextStage a management fee equal to 100% of costs incurred until MDNY reached 50,000 covered lives, excluding PPO and dental, after which the management fee was based on a percentage of premiums. Membership exceeded 50,000 in the first quarter of 1999. The resulting change in fee structure permitted the IPAs and their Providers to contract for different levels of management services provided by NextStage and allowed the IPAs greater ability to contract with management companies other than NextStage. The management fee paid by MDNY to NextStage for 1999 was based on 12% of net commercial and Medicare premiums earned by the MDNY plus 100% of costs incurred relating to servicing commercial enrollees in MDNY's expanded counties.

      MDNY's long term liquidity depends upon its ability to improve its operations and financial performance in order to meet its financial obligations, achieve statutory compliance, and achieve profitability. There remains uncertainty as to whether the actions described above will be sufficient to ensure the long-term viability of MDNY and the Company. As a result of MDNY's withdrawal from Medicare effective January 1, 2001, the Company anticipates that MDNY will experience a temporary reduction in cash flow as a result of payments for medical services incurred by not yet reported to be made in the first quarter of 2001.

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and are payable quarterly. See Note 7 to the Consolidated Financial Statements included elsewhere herein. These loans brought MDNY's December 31, 1998 statutory net worth to $3.9 million compared to the NYSID required net worth of $6.0 million. (Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID).

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

Quantitative and Qualitative Disclosure about Market Risk

      In the normal course of operations, MDNY is exposed to market risks arising from adverse changes in interest rates primarily through its borrowing activities and minimally through its short-term investments. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of December 31, 2000, MDNY's only borrowings were under two promissory notes from LIPH, LLC and CHNLI, in the aggregate principal amount of $2.4 million, which both bear interest at 9.5%, the prime rate at December 31, 2000. A 100 basis point increase in interest rates, applied to MDNY's borrowings at December 31, 2000, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $240,000. MDNY's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that MDNY's exposure to market risk relating to interest rate risk is not material.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Company

      The required information is to be set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders ("Proxy Statement") under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(b) Executive Officers of the Company

      The required information is to be set forth in the Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(c) Section 16(a) Beneficial Ownership Reporting Compliance

      The required information is to be set forth in the Proxy Statement under the caption"Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

      The information required by this Item is to be set forth in the Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is to be set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and of Management," which information is hereby incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is set forth in the Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

I.    List of Documents Filed as Part of this Report

      A. Financial Statements: Independent Auditors' Report; Consolidated Balance Sheets as of December 31, 2000 and 1999; Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998; Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998; Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998; Notes to the Consolidated Financial Statements.

      B.    Schedules:

            Schedule II--Valuation and Qualifying Accounts

II.   Reports on Form 8-K

      A report on Form 8-K was filed on December 6, 2000 with respect to the last quarter of 2000.

III.  Exhibits

Exhibit No.       Description
-----------       -----------

3.1.1 Certificate of Incorporation of Long Island Physician Holdings Corporation ("LIPH")(1)

3.1.2    Certificate of Incorporation of MDNY Healthcare, Inc. ("MDNY")(5)

3.1.3 Form of Second Certificate of Amendment of the Certificate of Incorporation of LIPH(3)

3.2      By-Laws of LIPH(6)

3.3 Form of Proposed Certificate of Restated Articles of Organization of MDNY Holdings, LLC ("Holdings")(3)

3.4      By-laws of MDNY(6)

4 Shareholders Agreement dated December 11,1995 among MDNY, LIPH and Catholic Healthcare Network of Long Island, Inc. ("CHNLI")(1)

4.1      Form of Amended and Restated Operating Agreement of Holdings(3)

4.2 Form of First Amendment to the Amended and Restated Operating Agreement of Holdings(3)

10.1 Management Services Agreement dated December 11, 1995, among MDNY, LIPH, CHNLI and NextStage Healthcare Management of New York, Inc. (f/k/a NextStage Healthcare Management, Inc., "NextStage")(2)

10.1.1 First Amendment to Management Services Agreement dated as of January __, 1998 among Holdings, MDNY, NextStage, Long Island Physician Holdings, LLC, CHNLI and Island Practice Association I.P.A, Inc.(6)

10.2 Form of Option Agreement between LIPH and each of the directors thereof(2)

10.3 Form of Proposed Agreement and Plan of Merger among LIPH, Holdings and MDNY Holdings Delaware, Inc.(3)

10.4 Option Agreement between LIPH and NextStage Healthcare, Inc. dated September 18, 1995(3)

10.5 Letter dated December 29, 1999 from MDNY to the Superintendent of Insurance, State of New York(4)

10.6 Stock Subscription and Purchase Agreement made as of October 11, 1995 among LIPH, CHNLI and MDNY(5)

10.7 Section 1307 Loan Agreement between MDNY and LIPH, LLC dated July __, 1998, as amended(5)

10.8     Section 1307 Loan Agreement between LIPH and CHNLI dated December 18,
         1997(5)

10.9     Subordinated Note dated December 18, 1997 made by MDNY in favor of
         CHNLI(5)

10.10 IPA Participation Agreement dated as of January 26, 1998 between MDNY and Island Practice Association, IPA, Inc.(5)

10.11 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, January 1, 1999 Renewal(5)

10.12 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, for Point of Service Enrollees, January 1, 1999 Renewal(5)

10.13 Reconciliation Agreement dated as of May __, 2000 among MDNY, Island Practice Association, I.P.A., Inc., CHNLI and LIPH(5)

10.14 Agreement dated May 10, 1999 between MDNY and Catholic Health Services of Long Island, Inc. ("CHSLI")(6)

10.15    Agreement dated August  13, 1999 between MDNY and CHSLI(5)

10.16 Separation Agreement and General Release, effective April 15, 2000, between Richard Radoccia and NextStage Healthcare, Inc. and MDNY guaranty(6)

10.16.1 Credentialing Services Agreement with CVONet, Inc.; Website Maintenance and Hosting Agreement with Neptune Technologies, Inc.(5)

10.17 Employment Agreement dated January 1, 2001 between MDNY and Paul T. Accardi(6)

10.18 Employment Agreement dated January 1, 2001 between MDNY and Ronald R. Perrone(6)

11       Statement re Computation of per share earnings

21       Subsidiaries of Registrant(1)

------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, File No. 0-27654, and incorporated herein by this reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form 10-SB/A-2, File No. 0-27654, and incorporated herein by this reference.

(3) Filed as an Exhibit to the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 19, 1997, and incorporated herein by this reference.

(4) Filed as an Exhibit to the Company's Report on Form 8-K dated March 2, 2000 and incorporated herein by this reference.

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 dated April 11, 2001 and incorporated herein by this reference.

(6)   Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 26, 2001.

                                   LONG ISLAND PHYSICAN HOLDINGS CORPORATION

                                   By: /s/ David J. Weissberg,
                                       -----------------------------------------
                                   Name:   David J. Weissberg,
                                   Title:  President and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

         Signature                   Title                          Date
         ---------                   -----                          ----


/s/ David J. Weissberg, M.D.       Chairman of the Board,     November 26, 2001
---------------------------------  President
David J. Weissberg, M.D.           (Principal Executive
                                   Officer)

/s/ Paul Kolker, M.D.              Director, Treasurer        November 26, 2001
---------------------------------  (Principal Financial and
Paul Kolker, M.D.                  Accounting Officer)

/s/ William Brennan, M.D.          Director                   November 26, 2001
---------------------------------
William Brennan, M.D.

/s/ Salvatore J. Caravella, M.D.   Director                   November 26, 2001
---------------------------------
Salvatore J. Caravella, M.D.

/s/ Franco Gallo, M.D.             Director                   November 26, 2001
---------------------------------
Franco Gallo, M.D.

/s/ Robert A. Jason, M.D.          Director                   November 26, 2001
---------------------------------
Robert A. Jason, M.D.

         Signature              Title                              Date
         ---------              -----                              ----

/s/ Gregory W. Kalmar, D.D.S.      Director                    November 26, 2001
---------------------------------
Gregory W. Kalmar, D.D.S.

/s/ Amy Koreen, M.D.               Director                    November 26, 2001
---------------------------------
Amy Koreen, M.D.

/s/ Ronald R. Perrone, M.D.        Director                    November 26, 2001
---------------------------------
Ronald R. Perrone, M.D.

/s/ Rosario Romano, M.D.           Director                    November 26, 2001
---------------------------------
Rosario Romano, M.D.

/s/ Robert E. Sarnataro, M.D.      Director                    November 26, 2001
---------------------------------
Robert E. Sarnataro, M.D.

/s/ Gary Wohlberg, M.D.            Director                    November 26, 2001
---------------------------------
Gary Wohlberg, M.D.

                   LONG ISLAND PHYSICIAN HOLDINGS CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

Report of Independent Accountants ......................................   F-2
Consolidated Balance Sheets as of December 31, 2000
  and December 31, 1999 ................................................   F-3
Consolidated Statements of Operations and Accumulated
  Deficit for the three years ended December 31, 2000 ..................   F-4
Consolidated Statements of Comprehensive Income (Loss)
  for the three years ended December 31, 2000 ..........................   F-5
Consolidated Statements of Cash Flows for the three
  years ended December 31, 2000 ........................................   F-6
Notes to Consolidated Financial Statements .............................   F-7
Valuation and Qualifying Accounts for the three years
  ended December 31, 2000 ..............................................  F-17

                        Report of Independent Accountants

To the Shareholders and Board of Directors of Long Island Physician Holdings Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and accumulated deficit, comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Long Island Physician Holdings Corporation (the "Company") and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the New York State Insurance Department ("the NYSID") has not released the Company's majority owned subsidiary, MDNY Healthcare, Inc. ("MDNY"), from a consent decree with the NYSID. In addition, MDNY received from the NYSID a Draft Report of MDNY as of June 30, 2000 which states, among other things, the NYSID's determination that, as of June 30, 2000, MDNY was insolvent in the amount of $4,311,487 and that MDNY's required contingency reserves were impaired in the amount of $12,231,333. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 9, 2001

Long Island Physician Holdings Corporation
Consolidated Balance Sheets
As of December 31, 2000 and 1999
--------------------------------------------------------------------------------

Assets                                                2000             1999

Current assets:
  Cash and cash equivalents                       $  4,115,212     $  9,497,313
  Premium receivables, net of allowances
    of approximately $1,700,000
    in 2000 and $1,800,000 in 1999                  10,638,475        4,350,746
  Reinsurance recoverable, net of
    allowances of approximately
    $1,000,000 in 2000 and
    $600,000 in 1999                                 1,382,876        1,023,326
  Prepaids and other current assets                  1,422,024          272,289
                                                  ------------     ------------
        Total current assets                        17,558,587       15,143,674

  Property, plant and equipment (less
    accumulated depreciation of
    $2,761,330 in 2000)                              1,167,227               --
  Goodwill                                                  --          199,523
  Restricted cash and investments                    4,171,162        3,977,697
  Due from Catholic Health Services
    of Long Island                                   2,382,027               --
  Management fee retainer                                   --        1,252,349
                                                  ------------     ------------

        Total assets                              $ 25,279,003     $ 20,573,243
                                                  ============     ============

Liabilities and Stockholders' Equity

Current liabilities:
  Due to independent practice
    associations (IPAs)                           $  7,325,793     $ 12,465,400
  Excess IPA capitation                              6,000,000               --
  Deferred revenue                                     986,152        3,510,673
  Accounts payable and accrued
    expenses                                         2,829,364        1,564,410
  Current portion of capital
    lease obligations                                   82,809               --
                                                  ------------     ------------
        Total current liabilities                   17,224,118       17,540,483

Note payable and accrued interest                    2,968,826        2,746,088
Capital lease obligations                               65,176               --
                                                  ------------     ------------
        Total liabilities                           20,258,120       20,286,571
                                                  ------------     ------------

Minority interest in MDNY
  Healthcare, Inc.                                   2,212,634          639,803
                                                  ------------     ------------

Stockholders' equity:
  Class A common stock, $.001 par
     value; 10,000 shares authorized,
     1,506 issued and outstanding                            2                2
  Class B common stock, $.001 par
     value; 25,000 shares authorized,
     4,333 issued and outstanding                            4                4
  Additional paid-in capital                        11,478,536       11,478,536
  Unrealized gain on investments                          (705)        (189,498)
  Accumulated deficit                               (8,669,588)     (11,642,175)
                                                  ------------     ------------
        Total stockholders' equity                   2,808,249         (353,131)
                                                  ------------     ------------

        Total liabilities and
          stockholders' equity                    $ 25,279,003     $ 20,573,243
                                                  ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Long Island Physician Holdings Corporation
Consolidated Statements of Operations and Accumulated Deficit
For the years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                            2000                   1999                   1998
Revenue:
  Premiums earned                                                       $ 188,929,522          $ 146,338,584          $  90,272,919
  Investment and other income                                               2,743,644                403,952                419,285
                                                                        -------------          -------------          -------------

        Total revenue                                                     191,673,166            146,742,536             90,692,204
                                                                        -------------          -------------          -------------

Expenses:
  Independent practice association (IPA)
    medical services expense                                              153,423,154            118,182,414             71,629,176
  Excess IPA capitation                                                     6,000,000                     --                     --
  Commissions expense                                                       6,412,070              4,148,656              2,105,128
  Management fees and delegated service charges
    paid to related parties                                                11,263,697             19,430,331             15,390,747
  General and administrative expenses                                       9,770,972              6,121,023              2,933,544
  Depreciation                                                                166,947                     --                     --
                                                                        -------------          -------------          -------------

        Total expenses                                                    187,036,840            147,882,424             92,058,595
                                                                        -------------          -------------          -------------

        Operating income (loss)                                             4,636,326             (1,139,888)            (1,366,391)

Provision for income taxes                                                    (90,908)                    --                     --

Minority interest in (income) loss of subsidiary                           (1,572,831)               337,882                438,979
                                                                        -------------          -------------          -------------

        Net income (loss)                                                   2,972,587               (802,006)              (927,412)

Accumulated deficit, beginning of year                                    (11,642,175)           (10,840,169)            (9,912,757)
                                                                        -------------          -------------          -------------

Accumulated deficit, end of year                                        $  (8,669,588)         $ (11,642,175)         $ (10,840,169)
                                                                        =============          =============          =============

Basic and diluted income (loss) per share                               $         509          $        (137)         $        (159)
                                                                        =============          =============          =============

Basic and diluted weighted average shares                                       5,839                  5,839                  5,839
                                                                        =============          =============          =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Long Island Physician Holdings Corporation
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                            2000                   1999                    1998
Net income (loss)                                                        $ 2,972,587            $  (802,006)            $  (927,412)

Unrealized gain (loss) on securities                                         188,793               (241,826)                 52,328
                                                                         -----------            -----------             -----------

        Comprehensive income (loss)                                      $ 3,161,380            $(1,043,832)            $  (875,084)
                                                                         ===========            ===========             ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Long Island Physician Holdings Corporation
Consolidated Statements of Cash Flows
For the years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                       2000              1999              1998
Cash flows from operating activities:
    Net income (loss)                                                               $ 2,972,587       $  (802,006)      $  (927,412)
    Adjustments to reconcile net income (loss) to net cash flows
      (used in) provided by operating activities:
        Change in unrealized gain (loss) on investments                                 188,793          (241,826)           52,328
        Gain on net assets transferred from NextStage                                  (389,712)               --                --
        Depreciation                                                                    166,947                --                --
        Write-off of goodwill                                                           199,523
        Amortization of goodwill                                                             --            16,627            16,627
        Minority interest in loss of subsidiary                                       1,572,831          (337,882)         (438,979)
    Changes in assets and liabilities:
      Due from CHSLI                                                                 (2,382,027)               --                --
      Reinsurance recoverables                                                         (359,550)          249,835          (653,907)
      Management fee retainer                                                                --                --          (603,692)
      Premium receivable                                                             (6,287,729)         (203,250)          331,237
      Prepaid expenses and other current assets                                        (656,780)           32,054            50,441
      Due to/from independent practice associations (IPAs)                           (5,139,607)        3,483,934         3,573,523
      Excess IPA capitation                                                           6,000,000
      Deferred revenue                                                               (2,524,521)          930,762         1,757,656
      Accounts payable and accrued expenses                                           1,487,692           681,160           (84,909)
      Net advances to NextStage Healthcare Management, Inc.                                  --            53,333           665,977
                                                                                    -----------       -----------       -----------

        Net cash (used in) provided by operating activities                          (5,151,553)        3,862,741         3,738,890
                                                                                    -----------       -----------       -----------

Cash flows from investing activities:
    Purchase of property, plant, and equipment                                          (27,996)               --                --
    Increase in restricted cash and investments                                        (193,465)         (312,683)          273,866
                                                                                    -----------       -----------       -----------

        Net cash (used in) provided by investing activities                            (221,461)         (312,683)          273,866
                                                                                    -----------       -----------       -----------

Cash flows from financing activities:
    Proceeds from borrowings                                                                 --                --         1,000,000
    Payments on capital lease obligations                                                (9,087)               --                --
                                                                                    -----------       -----------       -----------

        Net cash (used by) provided by financing activities                              (9,087)               --         1,000,000
                                                                                    -----------       -----------       -----------

Net (decrease) increase in cash and cash equivalents                                 (5,382,101)        3,550,058         5,012,756
Cash and cash equivalents, beginning of year                                          9,497,313         5,947,255           934,499
                                                                                    -----------       -----------       -----------

        Cash and cash equivalents, end of year                                      $ 4,115,212       $ 9,497,313       $ 5,947,255
                                                                                    ===========       ===========       ===========

Supplemental disclosure of cash flow information:
    State income taxes paid                                                         $        (7)      $     4,704       $     4,704
    Net transactions with NextStage                                                 $   389,712       $        --       $        --
                                                                                    -----------       -----------       -----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

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

2.    Going Concern

      The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The New York State Insurance Department ("the NYSID") has not released MDNY from a consent decree with the NYSID. Furthermore, MDNY has utilized substantially all of the cash raised in its initial equity infusion in funding its operations. On May 10, 2001, MDNY received from the NYSID a Draft Report on Examination of MDNY as of June 30, 2000 (the "Draft Report"). The Draft Report states, among other things, the NYSID's determinations that, as of June 30, 2000, MDNY was insolvent in the amount of $4,311,487 and that MDNY's required contingency reserves were impaired in the amount of $12,231,333. These determinations result from the NYSID's position that MDNY should report its affiliated independent practice associations' (IPAs) obligations in MDNY's financial statements. MDNY's position is that the IPAs are responsible for their own obligations, not MDNY, and MDNY has disputed the NYSID's attribution of IPA liabilities to MDNY. MDNY continues to work with the NYSID to obtain the NYSID's agreement that MDNY satisfies statutory reserve requirements.

      Although the Company believes that MDNY is in compliance with applicable cash reserve and capital requirements due to MDNY's positive financial performance during 2000 and other factors, pursuant to the Draft Report, at December 31, 2000, MDNY remains in non-compliance with New York State reserve requirements. If the NYSID were to definitively determine that MDNY's financial statements must report the obligations of the IPAs, such determination would have a material adverse effect on the Company's consolidated financial statements. In addition, there can be no assurance that the NYSID will accept the financial statements submitted by MDNY or that the NYSID will not enforce the consent decree. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent, among other things, upon MDNY and its affiliated IPAs achieving profitable results from operations and obtaining adequate working capital.

      MDNY's affiliated IPAs continued to incur operating losses in 2000 resulting primarily from Medicare claims exceeding related premiums. MDNY pays these IPAs for covered services and the IPAs are then responsible for the payment of medical claims incurred. MDNY is responsible for ensuring that an adequate provider panel is maintained to service the Company's enrollees. To service MDNY's enrollees, the MDNY contracts with both individual providers of healthcare services (e.g., hospitals, laboratories and pharmacies) as well as "networks" comprised of individual providers (i.e., independent practice associations). Pursuant to these contracts, MDNY remits compensation to its individual providers of health care services and the networks, or their designee, in consideration for rendering health care services to enrollees of MDNY. Regardless of the financial position of any of the individual providers or networks, MDNY maintains its responsibility to make available to its enrollees a panel of health care providers for the period of

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      time for which premium has been paid. MDNY is not, however, responsible for the liabilities, financial or otherwise, of any such individual or network. As of December 31, 2000, these IPAs had an accumulated deficit of approximately $25,000,000 (unaudited) and losses in 2000 of approximately $12,000,000 (unaudited).

      In May 2000, MDNY, Catholic Health Services of Long Island ("CHS"), LIPH and Island Practice Association, IPA, Inc. ("Island IPA") entered into a Reconciliation Agreement ("Reconciliation Agreement") whereby certain intercompany balances of approximately $5.9 million owed by MDNY and Island IPA to each other were eliminated. As a result of discussions during September 2000, the NYSID indicated to MDNY that the NYSID did not object to the Reconciliation Agreement. MDNY thereafter submitted statutory financial statements for the quarter ended June 30, 2000 that MDNY believes were in compliance at that date with all of the NYSID reserve requirements.

      Although MDNY believes that, as a result of its positive financial performance during 2000 and the effect of the Reconciliation Agreement, MDNY is now in compliance with the NYSID's cash reserve and capital requirements, there can be no assurance that the NYSID will accept the financial statements submitted by MDNY or that the NYSID will not enforce the NYSID consent decree against MDNY. In addition, if the ultimate determination is that the obligations of the IPAs should be recognized by MDNY, this will have a material negative impact on the Company's consolidated financial statements.

      During 2001, MDNY and its affiliated IPAs are in the process of negotiating certain transactions and have implemented certain plans in order to provide liquidity to MDNY and achieve combined profitability. A summary of these transactions and plans is as follows:

      o MDNY withdrew from its Medicare risk contract effective December 31, 2000.

      o MDNY received a premium rate increase of 22%, effective January 1, 2001 and is currently seeking further premium enhancements.

      o Management has initiated efforts to reduce operating and medical expenses during 2001, primarily relating to staffing reductions, and renegotiation of provider contracts.

      While management believes that implementation of its plans to achieve profitability will provide them with the ability to continue as a going concern, there is no assurance that such actions will achieve positive results from operations or adequate working capital and equity.

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

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Restricted Cash

      In accordance with the NYSID regulations, MDNY is required to maintain certain amounts on deposit in an escrow account for the protection of enrollees (see Note 5). MDNY had $4,171,162 and $3,977,697 of U.S. Government Bonds, and money markets on deposit in escrow at December 31, 2000 and 1999, respectively.

      Investments

      The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. At December 31, 2000 and 1999, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in the consolidated statement of other comprehensive income (loss), net of income tax effects. Realized gains and losses are included in the consolidated statements of operations. At December 31, 2000, fair value of all investments approximated cost.

      Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Equipment under capital leases is amortized on the straight-line method over the shorter period of the lease term or the estimated useful life of the equipment. Upon sale or retirement of capital assets, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss, if any, is reported in the statement of operations.

      Intangible Assets

      As a result of the purchase of additional shares in MDNY in 1996, the Company had recorded goodwill for the excess of purchase price over the net book value of the acquired investment. Such goodwill was amortized using the straight-line method over a fifteen-year period. Periodically, the Company reviewed the carrying value of the goodwill to determine if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considered external factors, including enrollment changes, local market developments, national healthcare trends, and other publicly available information. If these external factors indicate that the goodwill will not be recoverable, as determined upon undiscounted cash flows before interest charges of the business acquired over the amortization period, or the carrying value of the goodwill will be reduced. During 2000, the Company determined that the goodwill balance was impaired, and wrote off the remaining balance. For the year ended December 31, 1999 and 1998, amortization expense was $16,627. Accumulated amortization at December 31, 1999 was approximately $50,000.

      Impairment of Long-Lived Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recovered. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets.

      Concentration of Credit Risk

      Concentration of credit risk exists with cash and cash equivalents. For cash balances held greater than the FDIC insured amount, the Company assumes a certain degree of associated risk.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      However, MDNY places its cash and cash equivalents with high credit quality institutions. Substantially all cash and cash equivalents are currently with a major New York bank.

      Premium Revenue

      Commercial membership contracts are written on an annual basis subject to cancellation by the employer group upon thirty days written notice. Medicare revenues are received based on a fixed amount per enrolled member per month as mandated under the federal Medicare Managed Care Program. Premiums are due monthly and are recognized as revenue during the period in which MDNY is obligated to provide services to subscribers. Premiums collected in advance are deferred and recorded as unearned premium revenue.

      Reinsurance

      Reinsurance premiums are included as healthcare costs and reinsurance recoveries, net of allowance for uncollectible accounts, and are reported as a reduction of related healthcare costs.

      Healthcare Service Costs

      MDNY and its affiliated IPAs contract with various healthcare providers for the provision of certain medical care services to its members. Under various risk-sharing arrangements with related IPAs, MDNY is obligated to pay the IPAs a percentage of commercial and Medicare premiums, net provision for uncollectible accounts and commission expenses. During 2000, MDNY was obligated to pay the IPAs 82.5% and 86% of net commercial and Medicare premiums, respectively, for the period January 1, 2000 through March 31, 2000 and 83% and 92% of net commercial and Medicare premiums, respectively, for the period April 1, 2000 through December 31, 2000. During 2000, in addition to the capitated obligations, MDNY incurred an additional healthcare service obligation to the IPAs for $6 million. During 1999, MDNY was obligated to pay the IPAs 82.5% and 84% of commercial and Medicare premiums, respectively, net of provision for uncollectible accounts and commission expenses. These related IPAs are then responsible for all reimbursements to its members and other non-member third-party providers ("Non-member Providers") that MDNY has contracted with, at contracted amounts, for healthcare services provided as incurred. The costs of inpatient hospitalization and outpatient medical services provided or contracted for are accrued in the period they are incurred. The costs of claims incurred but not reported are estimated based on historical data, current enrollment statistics, patient census data and other information. Such estimates and the resulting reserves are continually reviewed and updated, and any adjustments resulting therefrom are reflected in earnings currently. The liability for the costs relating to MDNY's arrangement with the IPAs are recorded as amounts due to independent practice associations.

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

      As of December 31, 2000 and 1999, the Company's net operating loss for tax purposes will differ from the loss for financial reporting purposes as a result of certain costs being capitalized and expensed over a five-year period for tax purposes and the timing of bad debt write-offs. The Company has recorded a full valuation allowance against the potential future benefit of such deferred tax assets to reduce deferred taxes to amounts expected to be realized.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimate relates to allowances for uncollectible accounts which was approximately $2,700,000 and $2,400,000 at December 31, 2000 and 1999, respectively.

      Basic and Diluted Income (Loss) Per Share

      Basic and diluted income (loss) per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At December 31, 2000 and 1999, the Company had outstanding stock options to purchase 1,041 shares of Class B common stock that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

      Reclassification

      Certain prior year balances have been reclassified to conform with the current year presentation.

4.    MDNY Healthcare, Inc.

      At December 31, 2000, the Company holds 907 shares of MDNY's $.001 par value Class A common stock, for which it paid $9,070,000. CHS holds the remaining 451 shares of MDNY's $.001 par value Class B common stock for which it paid $4,510,000. CHS's ownership interest in MDNY is reflected as minority interest in the accompanying consolidated financial statements.

      The holders of Class A common stock, voting as a class, shall elect ten directors by the affirmative vote of the majority of the issued and outstanding Class A common stock entitled to vote thereon. The holders of Class B common stock, voting as a class, shall elect four directors by the affirmative vote of the majority of the issued and outstanding Class B common stock entitled to vote thereon. The holders of Class A and Class B common stock, voting together, shall elect four directors by the affirmative vote of the majority of the issued and outstanding Class A and Class B common stock entitled to vote thereon.

      CHS shall have the following additional rights:

      o CHS, being the owner of 100% of MDNY's Class B common stock, shall have the right to nominate and elect four members of the MDNY board of directors, and have representation on certain key committees of the MDNY board.

      o A supermajority voting provision is included in the MDNY by-laws with respect to (i) the selection and inclusion of network hospitals, (ii) amendment, modification or change to the MDNY by-laws, (iii) any modification or change to risk pool funding methodologies, (iv) the issuance of additional shares of MDNY stock, and (v) the transfer by either CHS or the Company of any MDNY stock held by either entity. The separate and affirmative vote of (1) at least a majority of the CHS elected directors and (2) at least a majority of the non-CHS-appointed directors shall be required to effect any of the foregoing actions of the MDNY board.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.    State Reserve Requirements

      As a condition of continued licensure by the State of New York, MDNY must maintain certain reserve requirements to protect its subscribers in the event MDNY is unable to meet its obligations. As discussed in Note 2, the NYSID has stated that MDNY is deficient in its contingency reserve requirement as of December 31, 2000 and 1999.

6.    Reinsurance

      MDNY entered into a stop-loss insurance agreement with an insurance company to limit its losses on individual claims. In 2000, under the terms of this agreement, a portion of paid claims in excess of $125,000 for hospital services and $25,000 for physician services are reimbursed to MDNY. During 1999, MDNY was reimbursed for paid claims in excess of $100,000 for hospital services and $20,000 for physician services.

      Stop-loss insurance premiums of approximately $1,214,000 in 2000 and $1,428,000 in 1999 are included in healthcare costs in the consolidated statements of operations. Approximately $620,000 in 2000 and $928,000 in 1999 of stop-loss recoveries, net of provision for uncollectible accounts, were deducted from healthcare costs.

      Reinsurance recoverables at December 31, 2000 and 1999 are $1,382,876 and $1,023,326, respectively.

7.    Property, Plant and Equipment

      The major components of property, plant and equipment as of December 31, 2000 are as follows:

                                                                         2000

Equipment                                                             $  334,225
Furniture and Fixtures                                                   520,825
Leasehold improvements                                                   483,333
Computer equipment and software                                        2,590,174
                                                                      ----------
                                                                       3,928,557
Less accumulated depreciation                                          2,761,330
                                                                      ----------

Property, plant and equipment, net                                    $1,167,227
                                                                      ==========

8.    Notes Payable

      During 1998, MDNY obtained a note from LIPH LLC for $1,205,699 (including accrued interest), which has been approved by the Superintendent of Insurance of the State of New York (the "Superintendent"). Interest on this amount accrues at the prime rate and is payable quarterly commencing October 1, 1998. The entire principal balance plus any accrued interest was originally due on July 1, 1999, but payment is subject to prior approval by the Superintendent.

      In April 1999, MDNY and LIPH, LLC amended the note agreement to provide LIPH, LLC with the unilateral right to convert the note to an equity investment in MDNY. In August 1999, the Company's Board authorized the conversion of the outstanding balance of the LIPH, LLC note to shares of common stock in MDNY. The outstanding balance has not yet been converted as

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      MDNY has not yet received approval from the Superintendent nor have additional shares been issued.

      During 1997, MDNY obtained a note from CHS for $1,763,127 (including accrued interest), which has been approved by the Superintendent. Interest on this amount accrues at the prime rate and is payable quarterly commencing April 1, 1998. The entire principal balance under the note plus any accrued interest is due in full upon approval by the Superintendent.

      Repayment of the principal and payment of accrued interest on the note shall be made only out of the free and divisible surplus of MDNY and all amounts to be paid or repaid are subject to the prior approval of the Superintendent.

9.    Income Taxes

      The Company files corporate Federal income tax returns, as well as corporate income tax returns for the state in which the Company operates. The Company has a cumulative net operating loss as a result of incurring losses since inception.

      As of December 31, 2000, the Company has a net deferred tax asset, primarily relating to its net operating loss carryforwards. The Company's income tax expense for 2000 represents its estimated alternative minimum tax expense as a result of its utilization of net operating loss carryforwards during 2000.

      At December 31, 2000 and 1999, the Company has a net operating loss carryforward for federal income tax purposes of approximately $5.4 million and $13 million, respectively, which is available through the year 2010.

10.   Stockholder's Equity

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

      During 1996, the Company issued 39 Class A shares and 63 Class B shares for $204,000. During 1996, the Company reserved for issuance upon exercise of "non-qualified" stock options that number of shares of Class B common stock equal to no more than fifteen (15%) of the total number of shares currently outstanding. The Company has issued to certain organizers 1,041 options to purchase a share of Class B common stock at $2,000 per share, exercisable at any time after July 1, 1998. The options are non-transferable and expire on July 1, 2005. At December 31, 2000, no options have been exercised.

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation, ("SFAS 123")." In accordance

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      with SFAS No. 123, the Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," "APB No. 25" and related Interpretations to account for stock-based compensation using the intrinsic value method for its stock option plans and, accordingly, does not recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS No. 123, the change to reported net (loss) income and net (loss) earnings per share would be insignificant.

      On November 12, 1996, the Company formed a wholly-owned subsidiary, LIPH, LLC, and contributed all of the Company's stock interests in Island IPA, Island Behavioral Health Association IPA, Inc., Island Dental Professional Association IPA, Inc., NextStage Healthcare, Inc., Mainstreet Practice Management Inc., Mainstreet Dental Management Corporation, as well as certain other assets to LIPH, LLC.

      On November 14, 1996, the Company declared a dividend and distributed to all shareholders of record on November 17, 1996, all of the Membership Interests in LIPH, LLC in the amount of $733,526.

11.   Related Parties

      MDNY had a management services agreement with NextStage Healthcare Management of New York, Inc. ("NextStage"), an entity owned primarily by LIPH and CHS. This agreement stipulated that NextStage would provide management and consulting services to MDNY for a five year period that ended October 10, 2000.

      Under the terms of the agreement, fees charged by NextStage during 2000 and 1998 were based on 100% of expenses incurred by NextStage relating to providing management services to MDNY. During 1999 fees charged by NextStage were based on 12% of net commercial and Medicare premiums earned by MDNY plus 100% of the costs incurred relating to servicing commercial employees in MDNY's expanded counties.

      A component of total management fees for 1999 include costs incurred by MDNY related to services performed by NextStage on behalf of the IPAs ("IPA Delegated Services"). These IPA Delegated Services include primarily utilization management, provider relations and claims processing and adjudication. These costs, which totaled $3,858,550 in 1999 are charged to MDNY, then passed through to the IPAs at the same amount in the form of reduced healthcare cost expenses.

      Total management fee expenses incurred, inclusive of IPA delegated services were $11,263,697, $19,430,331 and $15,390,747 at December 31,
      2000, 1999 and 1998, respectively.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Expenses incurred by NextStage to service its management contract with MDNY are as follows:

                                                                                 2000                 1999                  1998
Salaries and related costs                                                   $  5,894,467         $ 11,960,695          $  9,073,838
Consulting and professional fees                                                1,538,352            3,125,422             1,885,853
Selling, general and administrative expenses                                    3,378,017            4,389,831             3,807,573
Write-off of advance from NextStage Healthcare, Inc.                                   --            2,732,376                    --
Depreciation expense                                                              452,861              735,572               623,483
                                                                             ------------         ------------          ------------

                                                                               11,263,697           22,943,896            15,390,747

Expenses incurred by NextStage not charged to MDNY                                     --           (3,513,565)                   --
                                                                             ------------         ------------          ------------

Management fees charged to MDNY                                              $ 11,263,697         $ 19,430,331          $ 15,390,747
                                                                             ============         ============          ============

      Under the management service agreement with NextStage, MDNY was required to deposit a management fee retainer. The amount on deposit with NextStage at December 31, 1999 was $1,252,349. NextStage Healthcare, Inc. had collateralized its obligations to MDNY for the management fee retainer by pledging all of its property and equipment.

      Upon expiration of the management service agreement on October 10, 2000, NextStage transferred all of its property, plant and equipment as well as its capital lease obligations, security deposits and note receivable to satisfy the management fee retainer due to MDNY.

      Shareholders of LIPH, primarily physicians who are members of practice associations, and CHS provide the majority of healthcare services to MDNY enrollees.

      As part of the agreement between the Company and the IPAs, the IPAs have agreed to assume responsibility for payment of IPA Delegated Services and all payments related to the New York State Market Stabilization Pools ("Stabilization Pools"). The cost of Stabilization Pool payments passed through to the IPAs during 2000 and 1999 approximated $3,200,000 and $6,900,000, respectively.

      Amounts due from the IPAs, net of expenses paid for by MDNY on behalf of the IPAs, are included in due to independent practices associations in the consolidated balance sheets.

      MDNY also provides health care services for employees of CHS. The premiums from these services are included in premiums earned on the consolidated statements of operations and outstanding receivables for these services are part of premiums receivable on the consolidated balance sheets. CHS premiums represented approximately 29% and 24% of total premiums earned by the Company during 2000 and 1999, respectively.

12.   Commitments and Contingencies

      In April 1999, Innovative Clinical Solutions Ltd., formerly known as PhyMatrix Corporation, ("ICSL") filed a lawsuit against MDNY and its related parties for breach of contract, claims of fraud and unfair competition. Such actions stem from a dispute between Island IPA and its management agent, PhyMatrix of Long Island, LLC ("PhyLI") regarding alleged management

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      fees due to PhyLI and alleged contractual non-performance by PhyLI and ICSL. The management agreement between Island IPA and PhyLI was part of a larger agreement in which MDNY participated in assigning management contracts to ICSL in exchange for consideration. MDNY had previously assigned management services to Island IPA, but had withdrawn citing deficiencies in Island IPA performance. On December 11, 2000, the New York State Supreme Court dismissed the lawsuit in all respects and there has been no motion by ICSL to appeal the verdict. The Company believes that the ultimate liability, if any, will be within the policy limits of its insurance, and will not have a material adverse effect on MDNY or the Company's financial position, cash flows or results of operations.

      On August 22, 2001 the NYSID published a regulation setting forth standards for financial risk transfer between insurers and healthcare providers (including health maintenance organizations) that requires intermediary entities (including MDNY independent practice associations) and certain individual providers who take capitated risk ("Providers") to demonstrate their financial responsibility and capability. Demonstration of financial responsibility is evidenced by providing a security deposit equivalent to 12.5% of their estimated annual capitation received from the insurer under the current financial risk sharing agreement. The requirement is applicable to those Providers who receive annual capitation exceeding $250,000. The regulation stems from the NYSID's efforts to prevent HMO failures in conjunction with their contracts with Providers. In assessing the insurer's ability to fulfill its non-transferable obligation to provide healthcare services to subscribers, the NYSID will give consideration to the financial condition of the insurer and Provider as well as the financial security deposit. The Company is determining the impact this regulation could have on MDNY's continued operations.

      As part of the Company's risk-sharing arrangement with its related IPAs, MDNY pays, collectively as payment for covered services, these IPAs a portion of premiums, then these IPAs are responsible for all reimbursements to its participating providers and other Non-member Providers. If the IPAs are unable to make payments relating to its outstanding Non-member Provider obligations, the IPAs have agreed that such Non-member Provider obligations will be paid by the Company directly and will reduce the outstanding amount due to the IPAs. (See Note 3).

13.   Subsequent Event

      At the NYSID's request, effective January 1, 2001, MDNY has converted from a capitation based contract with its affiliated IPAs to a fee for service (full-risk) based contract.

Long Island Physician Holdings Corporation
Financial Statement Schedule - Valuation and Qualifying Accounts
For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                    Additions
                                                                             ------------------------
                                                           Balance at        Charged to    Charged to                    Balance at
                                                           Beginning          Cost and       Other                           End
             Description                                   of Period          Expenses      Accounts    Deductions        of Period

Year ended December 31, 2000
  Estimated uncollectible amount of
    premium and accounts receivable                        $1,802,398        $3,231,374        --       $3,307,878        $1,725,894

Year ended December 31, 1999
  Estimated uncollectible amount of
    premium and accounts receivable                         1,836,918         3,103,443        --        3,137,963         1,802,398

Year ended December 31, 1998
  Estimated uncollectible amount of
    premium and accounts receivable                           723,297         3,611,026        --        2,497,405         1,836,918

Exhibit No.       Description
-----------       -----------

3.1.1 Certificate of Incorporation of Long Island Physician Holdings Corporation ("LIPH")(1)

3.1.2    Certificate of Incorporation of MDNY Healthcare, Inc. ("MDNY")(5)

3.1.3 Form of Second Certificate of Amendment of the Certificate of Incorporation of LIPH(3)

3.2      By-Laws of LIPH(6)

3.3 Form of Proposed Certificate of Restated Articles of Organization of MDNY Holdings, LLC ("Holdings")(3)

3.4      By-laws of MDNY(6)

4 Shareholders Agreement dated December 11,1995 among MDNY, LIPH and Catholic Healthcare Network of Long Island, Inc. ("CHNLI")(1)

4.1      Form of Amended and Restated Operating Agreement of Holdings(3)

4.2 Form of First Amendment to the Amended and Restated Operating Agreement of Holdings(3)

10.1 Management Services Agreement dated December 11, 1995, among MDNY, LIPH, CHNLI and NextStage Healthcare Management of New York, Inc. (f/k/a NextStage Healthcare Management, Inc., "NextStage")(2)

10.1.1 First Amendment to Management Services Agreement dated as of January __, 1998 among Holdings, MDNY, NextStage, Long Island Physician Holdings, LLC, CHNLI and Island Practice Association I.P.A, Inc.(6)

10.2 Form of Option Agreement between LIPH and each of the directors thereof(2)

10.3 Form of Proposed Agreement and Plan of Merger among LIPH, Holdings and MDNY Holdings Delaware, Inc.(3)

10.4 Option Agreement between LIPH and NextStage Healthcare, Inc. dated September 18, 1995(3)

10.5 Letter dated December 29, 1999 from MDNY to the Superintendent of Insurance, State of New York(4)

10.6 Stock Subscription and Purchase Agreement made as of October 11, 1995 among LIPH, CHNLI and MDNY(5)

10.7 Section 1307 Loan Agreement between MDNY and LIPH, LLC dated July __, 1998, as amended(5)

10.8     Section 1307 Loan Agreement between LIPH and CHNLI dated December 18,
         1997(5)

10.9     Subordinated Note dated December 18, 1997 made by MDNY in favor of
         CHNLI(5)

10.10 IPA Participation Agreement dated as of January 26, 1998 between MDNY and Island Practice Association, IPA, Inc.(5)

10.11 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, January 1, 1999 Renewal(5)

10.12 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, for Point of Service Enrollees, January 1, 1999 Renewal(5)

10.13 Reconciliation Agreement dated as of May __, 2000 among MDNY, Island Practice Association, I.P.A., Inc., CHNLI and LIPH(5)

10.14 Agreement dated May 10, 1999 between MDNY and Catholic Health Services of Long Island, Inc. ("CHSLI")(6)

10.15    Agreement dated August  13, 1999 between MDNY and CHSLI(5)

10.16 Separation Agreement and General Release, effective April 15, 2000, between Richard Radoccia and NextStage Healthcare, Inc. and MDNY guaranty(6)

10.16.1 Credentialing Services Agreement with CVONet, Inc.; Website Maintenance and Hosting Agreement with Neptune Technologies, Inc.(5)

10.17 Employment Agreement dated January 1, 2001 between MDNY and Paul T. Accardi(6)

10.18 Employment Agreement dated January 1, 2001 between MDNY and Ronald R. Perrone(6)

11       Statement re Computation of per share earnings

21       Subsidiaries of Registrant(1)

------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, File No. 0-27654, and incorporated herein by this reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form 10-SB/A-2, File No. 0-27654, and incorporated herein by this reference.

(3) Filed as an Exhibit to the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 19, 1997, and incorporated herein by this reference.

(4) Filed as an Exhibit to the Company's Report on Form 8-K dated March 2, 2000 and incorporated herein by this reference.

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 dated April 11, 2001 and incorporated herein by this reference.

(6)   Filed herewith.