Form 10-Q
period 2003-03-31
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2004-02-18
CIK 1006868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

                          Commission File No. 0-27654

--------------------------------------------------------------------------------
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined under Rule 12b-2 of the Act). Yes __ No X.

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: As of March 31, 2003 there were 1,506 shares of Class A common stock and 4,333 shares of Class B common stock outstanding.

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I  FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

        Consolidated Balance Sheets                                         2
        Consolidated  Statements of Operations and Accumulated Deficit      3
        Consolidated Statements of Cash Flows                               4
        Notes to Consolidated Financial Statements                        5-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             10-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk         16

Item 4. Controls and Procedures                                            16

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                  17

Item 5. Other Information                                                  17

Item 6. Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                 18

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  Long Island Physician Holdings Corporation
                           Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002
                                   (unaudited)

                                                    March 31,     December 31,
                                                      2003             2002
                                                     ------            ----
Assets
Current assets:
 Cash and cash equivalents                         $  1,133,337   $    694,449
 Premium receivables (net of allowances of
  approximately $1,825,449 in 2003 and
  $961,000 in 2002)
                                                     11,009,065      8,699,338
 Reinsurance recoverable                                546,780        635,420
 Payments in excess of capitation                     2,999,251      2,999,251
 Other assets                                         3,108,718      3,205,406
                                                   ------------   ------------
     Total current assets                            18,797,151     16,233,864
                                                   ------------   ------------
 Restricted cash and investments                      5,674,456      5,657,135
 Property and equipment                                 345,816        392,245
 Payments in excess of capitation                    18,696,998     19,215,858
 Due from CHSLI                                       2,382,027      2,382,027
                                                   ------------   ------------
     Total Assets                                  $ 45,896,448   $ 43,881,129
                                                   ------------   ------------
Liabilities and stockholder's equity
Current Liabilities:
 Medical claims payable                            $ 28,644,779   $ 28,967,021
 Public goods payable                                 6,214,359      5,367,150
 Unearned premium revenue                             2,710,861      1,955,180
 Accounts payable and accrued expenses                2,646,459      2,246,652
 Current portion of capital leases                       10,315         14,324
                                                   ------------   ------------
     Total current liabilities                       40,226,773     38,550,327

 Long term debt and accrued interest                  3,272,300      3,247,150
                                                   ------------   ------------
     Total liabilities                               43,499,073     41,797,477

 Minority interest                                    1,350,843      1,247,315

Stockholder's equity:
 Common stock                                                 6              6
Additional paid in capital                           11,478,536     11,478,536
Accumulated deficit                                 (10,432,010)   (10,642,205)
                                                   ------------   ------------
     Total stockholder's equity                       1,046,532        836,337
                                                   ------------   ------------
     Total Liabilities and
      Stockholder's Equity                         $ 45,896,448   $ 43,881,129
                                                   ------------   ------------

The accompanying notes are an integral part of those statements

                   Long Island Physician Holdings Corporation
         Consolidated Statements of Operations and Accumulated Deficit
                   Three Months Ended March 31, 2003 and 2002
                                  (unaudited)

                                                   Three months ended March 31,
                                                        2003           2002
                                                        ----           ----

Revenues:
     Premiums earned                               $ 40,287,643    $ 38,160,851
     Investment and other income                         49,427         223,430
                                                   ------------    ------------
          Total revenues                             40,337,070      38,384,281
                                                   ------------    ------------

Expenses:
     Medical claims expense                          34,404,249      32,461,583
     Commissions expense                              1,729,819       1,718,446
     General and administrative expenses              3,809,350       4,009,554
     Depreciation                                        46,429         103,162
                                                   ------------    ------------
          Total expenses                             39,989,847      38,292,745
                                                   ------------    ------------

     Operating income before taxes                      347,223          91,536
     Income tax expense                                  33,500          32,040
                                                   ------------    ------------

     Net income before minority interest                313,723          59,496
     Minority interest in (income) of subsidiary       (103,528)        (19,632)
                                                   ------------    ------------


     Net income                                         210,195          39,864

     Accumulated deficit, beginning of period       (10,642,205)     (9,677,627)
                                                   ------------    ------------

     Accumulated deficit, end of period            $(10,432,010)   $ (9,637,763)
                                                   ============    ============

     Basic and diluted income per share            $      36.00    $       6.83
     Basic and diluted weighted average shares            5,839           5,839


The accompanying notes are an integral part of those statements

                   Long Island Physician Holdings Corporation
                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002
                                  (unaudited)


                                                    Three months ended March 31,
                                                        2003            2002
                                                        ----           -----

Cash flows from operating activities:

Net income                                          $   210,195    $    39,864
Adjustment to reconcile net income to net cash
provided by operating activities:
    Depreciation                                         46,429        103,162
    Minority interest in income of subsidiary           103,528         19,633
    Payments in excess of capitation                    518,860       (260,926)
    Reinsurance recoverable                              88,640         14,407
    Premium receivables                              (2,309,727)    (1,221,792)
    Other current assets                                 96,688        107,294
    Medical claims payable                             (322,242)       568,829
    Public goods payable                                847,209      1,040,415
    Unearned premium revenue                            755,681        910,449
    Accounts payable and accrued                        424,957        152,093
                                                    -----------    -----------

Net cash provided by operating activities               460,218      1,473,428
                                                    -----------    -----------
Cash flows from investing activities:
Increase in restricted cash and investments             (17,321)       (14,828)

                                                    -----------    -----------
Net cash used in investing activities                   (17,321)       (14,828)
                                                    -----------    -----------
Cash flows from financing activities:
Payments on capital lease obligations                    (4,009)       (15,790)
                                                    -----------    -----------
Net cash used in financing activities                    (4,009)       (15,790)
                                                    -----------    -----------


Net change in cash and cash equivalents                 438,888      1,442,810
Cash and cash equivalents, beginning of period          694,449      1,958,090
                                                    -----------    -----------
Cash and cash equivalents, end of period            $ 1,133,337    $ 3,400,900
                                                    ===========    ===========


The accompanying notes are a integral part of those statements.

                   Long Island Physician Holdings Corporation
                        Notes to the Financial Statements
                                   (unaudited)

1.    BASIS OF PRESENTATION

      Background

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") was formed in December 1994 in the State of New York as a holding company for purposes aimed at advancing the delivery of healthcare on Long Island, New York ( Nassau and Suffolk counties). The Company is owned by individual physicians residing in New York State. The accompanying consolidated financial statements include the activity of the Company and its majority owned subsidiary, MDNY Healthcare, Inc. ("MDNY"), a health maintenance organization. The Company owns 67% of stock of MDNY. The Company is exclusively a holding company whose principal assets is its investment in MDNY and conducts no operating activities of its own. The Company's legal and other professional costs are funded by MDNY.

      Basis of Presentation

      The interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. Certain amounts reported in the Company's consolidated statements of operations for the three months ended March 31, 2002 have been reclassified to conform to the 2003 presentation.

      Earnings Per Share

      Basic and diluted income per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At March 31, 2003 and 2002, the Company had outstanding stock options to purchase 1,041 shares of Class B common stock that were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares.

      New Accounting Standards - In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" ("SFAS 44") and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 64") and amends SFAS No. 13, "Accounting for Leases" ("SFAS 13"). This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", is used to classify gains and losses from extinguishment of debt. SFAS 44 was no longer necessary because the transitions under the Motor Carrier Act of 1980 were completed. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. The Company's adoption of SFAS 145 effective January 1, 2003, did not have a material impact on the Company's results of operations or financial position.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-

                   Long Island Physician Holdings Corporation
                       Notes to the Financial Statements
                                  (unaudited)

3"). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective on a prospective basis for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures in interim and annual financial statements effective for the period ended December 31, 2002. The Company's adoption of the initial recognition and measurement provisions of FIN 45 effective January 1, 2003, did not have a material impact on the Company's results of operations or financial position.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. On October 8, 2003, the FASB deferred the implementation date for FIN 46 as it relates to variable interest entities that existed prior to February 1, 2003. The consolidation requirements of FIN 46 will apply to variable interest entities that existed prior to February 1, 2003 in financial statements issued for periods ending after December 15, 2003 (December 31, 2003 for the Company). Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149, effective July 1, 2003, did not have a material impact on the Company's results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of the initial recognition and initial measurement provisions of SFAS 150, effective June 1, 2003, did not have a material impact on the Company's results of operations or financial position.

                   Long Island Physician Holdings Corporation
                       Notes to the Financial Statements
                                  (unaudited)

2.    REGULATORY DEVELOPMENTS

      As a condition of continued licensure by the New York State Insurance Department ("NYSID"), MDNY Healthcare, Inc. must maintain certain reserve requirements to protect its subscribers in the event the Company is unable to meet its obligations. As of March 31, 2003, MDNY Healthcare, Inc. continued to not satisfy its NYSID statutory net worth requirement of $7.8 million by approximately $2.4 million, As a result of the impairment, NYSID directed MDNY to take appropriate action to achieve net worth of at least $7 million (MDNY's escrow deposit requirement) by July 10, 2003. On May 14, 2003, NYSID directed MDNY to provide monthly financial statements. MDNY failed to meet the $7 million funding requirement by July 10, 2003 and NYSID continues to monitor MDNY's performance.

3.    GOING CONCERN

      The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a substantial working capital deficit and has incurred cumulative losses since inception. Furthermore, the Company has utilized substantially all of the cash raised in its initial equity infusion in funding its operations and currently is deficient in its contingent reserve fund (see footnote 5) by approximately $3 million at December 31, 2002.

      As a result of this deficiency, the New York State Insurance Department ("NYSID") issued a letter dated April 10, 2003 whereby the NYSID directed the Company to fund the net worth to at least $7 million by July 10, 2003. The Company has been and continues to explore investment alternatives to remedy its impairment and will update the NYSID as to the Company's progress towards meeting deadlines imposed by the NYSID.

      During the second quarter 2000, the NYSID performed its first financial audit of MDNY and its affiliated IPA's as of June 30, 2000. On May 10, 2001, MDNY received from NYSID a Draft Report on Examination of MDNY as of June 30, 2000 (the "Draft Report"). The Draft Report stated, among other things, NYSID'S determinations that, as of June 30, 2000, MDNY was insolvent in the amount of $4,311,487 and that MDNY'S required contingency reserves were impaired in the amount of $12,231,333. These determinations resulted from NYSID's position

                   Long island Physician Holdings Corporation
                   Notes to Consolidated Financial Statements

that MIDNY should have reported that IPA's obligations in MDNY's financial statements. MDNY's position was that the IPAs, not MDNY, are responsible for their own obligations, and MDNY disputed NYSID's attribution of IPA liabilities to MDNY.

      On July 31, 2002, NYSID issued its Report on Examination of The MDNY Healthcare, Inc. as of June 30, 2000 dated April 2, 2001 and revised July 31, 2002 (the "Final Report"). The Final Report states, among other things, that, based on the execution of a Recovery and Subordination Agreement between the Company and the NYSID, the NYSID permitted an IPA receivable to be recognized as an admitted asset for medical claims paid by MDNY in excess of negotiated Capitated Arrangement ("Payments in Excess of Capitation") and MDNY agrees to enter into full-risk contracts with the IPA's and the examination insolvency was eliminated.

      Through 2001, MDNY continued to pay medical claims to Island IPA participating providers relating to claims with dates to service prior to January 1, 2001 in excess of capitated amounts for years prior to 2001. These paid amounts have resulted in a net amount due from Island IPA of approximately $22.2 million and $23.2 million, which is included in the balance sheet as Payments in Excess of Capitation as of December 31, 2002 and 2001, respectively.

      In accordance with the Recovery and Subordination Agreement, these amounts owed to MDNY are being reduced as follows:

      o Island IPA for itself and on behalf of each of its participating providers and Catholic Health Services of Long Island ("CHS") and its hospital affiliates (collectively the "Subordinating Parties") agree to subordinate their rights to payment of outstanding claims (including IBNR) owed by MDNY to all other creditors in the event of MDNY's insolvency. The aggregate amounts owed to these Subordinating Parties in the form of medical claims payable as of December 31, 2002 and 2001 were approximately $25,000,000 and $24,600,000, respectively. The aggregate amount of this subordination is equal to the amounts owed to those Subordinating Parties in the form of medical claims payable at the time MDNY becomes insolvent.

      o Effective January 1, 2002, Island IPA began retaining a non-distributable withhold in the amount of 5% of payments to participating providers and Island IPA has remitted the entire amount of the withheld on a monthly basis to MDNY. During 2002, the amount remitted to MDNY reduced the payments in excess of capitation receivable by approximately $2 million.

      o Island IPA is obligated to pay MDNY a portion of all income it receives from sources other than MDNY. Such payments will be in an amount equal to gross collections minus operational and administrative expenses (the "Net Revenues") received by Island IPA from such sources.

      o The withhold remittances, network access fee and net fee described above will remain in effect until such time as the repayment of the debt to MDNY has been fully satisfied.

                   Long Island Physician Holdings Corporation
                   Notes to Consolidated Financial Statements

      During 2003, the Company is in the process of negotiating certain transactions that includes a potential transaction with a third party and has implemented certain plans in order to provide liquidity to the Company and achieve combined profitability. A summary of these transactions and plans is as follows:

      o The Company received a premium rate increase of 20%, effective January 1, 2003.

      o Management has initiated efforts to reduce operating and medical expenses during 2003, primarily relating to staffing reductions and renegotiation of provider contracts.

      While management believes that implementation of its plans to achieve profitability will provide them with the ability to continue as a going concern, there is no assurance that such actions will achieve positive results from operations or adequate working capital and equity.

As of March 31, 2003 MDNY reported a net operating gain of $313,724 and a GAAP net worth of $2.4 million; a statutory net worth of $5.4 million. The contingent reserve requirement at March 31, 2003 and December 31, 2002 was $7.8 million. (NYSID reserve requirements are calculated, at December 31 and is based upon the greater of the contingent reserve or escrow deposit. The contingent reserve is calculated by incrementally adding 1% of premiums written not to exceed 5% (i.e., $7.8 million). The escrow deposit is calculated as 5% of the following year's expected medical costs.

      In June 2003, NYSID revised and finalized its Market Conduct Report on Examination of MDNY as of September 30, 2002 and made recommendations regarding certain operational deficiencies found in MDNY's policies and procedures. MDNY continues to file a report every 90 days updating NYSID of progress made on deficiencies noted in the report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Company Overview

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") is a New York corporation formed in December 1994 and owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY Healthcare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO"), that currently operates in Nassau and Suffolk counties, New York. The financial statements of MDNY are consolidated into the audited financial statements of the Company. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. At March 31, 2003, MDNY had approximately 57,206 members ("Members"), comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans. As of December 31, 2002 membership was approximately 62,000.

      The Company is affiliated with LIPH, LLC (the "LLC"), a New York limited liability company formed in December 1996. Upon the formation of the LLC, the shareholders of the Company owned all of the membership interests in the LLC. The assets of the LLC consist of the stock in three independent practice associations, Island Practice Association, IPA, Inc. ("Island IPA"), Island Behavioral Health Association IPA, Inc. (currently inactive) and Island Dental Professional Association IPA, Inc. (the "IPAs"). MDNY has entered into various contractual arrangements (the "Professional Services Agreements") with the IPAs to arrange for the provision of applicable health care and administrative services to the Members of MDNY. During 2001 certain other single specialty IPAs whose providers were also participating providers to Island IPA were dissolved.

      MDNY's principal source of revenue is premiums earned. Premiums earned represented 99% of MDNY's total revenue for the quarters ended March 31, 2003 and 2002, respectively.

      MDNY's ability to achieve profitability depends principally on reducing its medical expenses as a percentage of its premium revenue (the "medical loss ratio" or "MLR") and sufficiently reducing its administrative costs. During 2002, MDNY continued to implement programs to reduce administrative costs. Although MDNY was able to reduce its administrative costs by $4 million or 22%, (on a per member per month basis) as a result of the increase in membership associated with sole proprietors which historically have higher medical costs than the small group market, medical costs increased 9% and commissions increased 19%. Commissions paid to general agents and associations increased over 2002 because the sole proprietor market prior to June 2002 could only enroll through associations. These increases offset any savings realized on administrative costs resulting in a net loss reported at December 31, 2002 of $1.4 million.

      As of March 31, 2003, the reported profit of $313,000 is the result of administrative savings realized in the last half of 2002 together with the loss in POS membership. The Company believes limiting the marketing of the POS plan in 2003 because of historic losses helped achieve profitability in the first quarter 2003.

      MDNY seeks to control medical expenses through arrangements with its affiliated IPAs and with non-IPA primary care physicians, with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers. MDNY's medical loss ratio was 85.3% and 84.6%, respectively, for quarters ended March 2003 and 2002. As of March 31, 2003 and 2002 enrollment was 57,206 and 56, 794 respectively.

      The MDNY working capital deficit decreased from $22.3 million at December 31, 2002 to $21.4 million at March 31, 2003 primarily due to earnings generated in the first quarter 2003.

Recent Developments

      Certain Regulatory Matters

      The New York State Department of Health ("NYSDOH") and the New York State Insurance Department ("NYSID"), require MDNY to maintain reserves in the form of cash and statutory net worth.

      During the second quarter 2000, the NYSID performed its first financial audit of MDNY and the IPAs as of June 30, 2000. On May 10, 2001, MDNY received from NYSID a Draft Report on Examination of MDNY as of June 30, 2000 (the "Draft Report"). The Draft Report stated, among other things, NYSID's determinations that, as of June 30, 2000, MDNY was insolvent in the amount of $4,311,487 and that MDNY's required contingency reserves were impaired in the amount of $12,231,333. These determinations resulted from NYSID's position that MDNY should have reported the IPAs' obligations in MDNY's financial statements. MDNY's position was that the IPAs, not MDNY, are responsible for their own obligations, and MDNY disputed NYSID's attribution of IPA liabilities to MDNY.

      With respect to years prior to 2001, MDNY was contractually obligated to pay a capitated amount to Island IPA for covered services provided by participating providers. Through 2001, however, MDNY continued to pay medical claims to Island IPA relating to claims with dates of service prior to January 1, 2001 in excess of capitated amounts for years prior to 2001. These payments resulted in a net amount due from Island IPA of approximately $24 million as of December 31, 2001. This amount due from Island IPA has been reduced to $21.6 million and $22.2 million, as reflected in MDNY's financial statements as payments in excess of capitation as of March 31, 2003 and December 2002, respectively. The reduction in amounts due from Island IPA is the result of a 5% withhold on all IPA participating provider claims, described below. NYSID's position was that this receivable, payments in excess of capitation, should be written off, causing MDNY to be deficient in its reserves.

      In order to meet NYSID's concerns, MDNY converted the capitation-based contract with Island IPA to a fee for service based IPA Participation Agreement effective January 1, 2001.

      In addition with NYSID's approval, MDNY, Island IPA and the Catholic Health System of Long Island, Inc. ("CHSLI"), an affiliate of CHNLI, on behalf of five catholic hospitals that act as providers to MDNY (the "Hospitals"), entered into a Recovery and Subordination Agreement (the "Recovery Agreement"), dated July 12, 2001 and effective January 1, 2002. Pursuant to the Recovery
Agreement: (i) Island IPA is required to pay the Island Debt pursuant to a Repayment Plan, whereby MDNY is obligated to withhold 5% of all revenues payable to Island IPA participating providers, Island IPA is required to pay MDNY a $1.50 per member per month network access fee, and Island IPA is required to pay to MDNY the net revenue it receives from sources other than MDNY; (ii) until the Island Debt is repaid, Island IPA, Island IPA's participating providers and the Hospitals agreed that if MDNY becomes insolvent (pursuant to a court approved order or admits its inability to pay its debts), their claims against MDNY will be subordinated to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt, and that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals; and (iii) the amount of the Island Debt outstanding from time to time will be carried on the financial statements of MDNY as an admitted asset.

      On July 31, 2002, NYSID issued its Report on Examination of The MDNY Healthcare, Inc. as of June 30, 2000 dated April 2, 2001 and revised July 31, 2002 (the "Final Report"). The Final Report states, among other things, that, based on the execution of the Recovery Agreement, "the IPA receivable will be allowed as an admitted asset and the examination insolvency will be eliminated. [NYSID] will monitor the impact of the [Recovery] Agreement."

      In January 2003, NYSID notified MDNY that MDNY was impaired by the amount of $850,332 at September 30, 2002 and required MDNY to submit a restoration plan to remedy the impairment. (Impairment is the amount by which reported net worth is less than the amount of required reserves). In February 2003, MDNY submitted a remedial plan (the "MDNY Remedial Plan") to NYSID whereby: MDNY would continue negotiations with certain potential acquirors regarding a proposed sale of MDNY; MDNY would engage an investment banking firm; the Company and CHNLI, as the stockholders in MDNY, would be offered the alternative of making additional capital contributions to MDNY or selling all or part of MDNY; and the IPA providers had agreed to reduce the physician fee schedule effective April 1, 2003. In April 2003, NYSID accepted the MDNY Remedial Plan.

As of March 31, 2003 MDNY reported a net operating gain of $313,724 and a GAAP net worth of $2.4 million; a statutory net worth of $5.4 million. The contingent reserve requirement at March 31, 2003 and December 31, 2002 was $7.8 million. (NYSID reserve requirements are calculated, at December 31 and is based upon the greater of the contingent reserve or escrow deposit. The contingent reserve is calculated by incrementally adding 1% of premiums written not to exceed 5% (i.e., $7.8 million). The escrow deposit is calculated as 5% of the following year's expected medical costs.

      On April 1, 2003, with the filing of the December 31, 2002 Annual Report, NYSID was notified that MDNY was impaired by $3 million. As a result of the impairment NYSID directed MDNY to take appropriate action to achieve net worth of at least $7 million (MDNY's escrow deposit requirement) by July 10, 2003. On May 14 2003, NYSID directed MDNY to provide monthly financial statements. As of March 31, 2003, MDNY was impaired by $1.6 million from the directed reserve requirements of 7.0 million.

      In June 2003, NYSID revised and finalized its Market Conduct Report on Examination of MDNY as of September 30, 2002 and made recommendations regarding certain operational deficiencies found in MDNY's policies and procedures. As of November 2003, NYSID continues to monitor MDNY's performance.

      The failure of MDNY to meet reserve requirements, the failure of MDNY or the IPAs to comply with other existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company and MDNY.

Business Strategy

      In order to improve liquidity and achieve profitability, MDNY reduced the IPA's physician fee schedule effective April 1, 2003 in order to support improved operating results in 2003. The fee schedule reduction was implemented effective May 15, 2003. In addition, NYSID approved an additional 10% rate increase for MDNY's sole proprietor Members effective June 1, 2003.

      In addition, MDNY historically had negative operating results on its POS plans while achieving profitability on its HMO plans. As a result of the significant premium rate increases on POS plans for 2003 (approximately 40%), as of March 2003, POS membership decreased 30% and the HMO decreased 3% from December 31, 2002. The significant decrease in POS products should help achieve profitability for MDNY for the year ending December 31, 2003.

      While the Company believes that implementation of MDNY's plans will achieve profitability in 2003, there is no assurance that such actions will achieve positive results from operations or adequate working capital and equity.

      In accordance with the MDNY Remedial Plan, MDNY is actively pursuing the sale of its business and assets. However, there can be no assurance that any such sale will be completed on terms acceptable to MDNY, if at all.

As of March 31, 2003 MDNY reported a net operating gain of $313,724 and a GAAP net worth of $2.4 million; a statutory net worth of $5.4 million. The contingent reserve requirement at March 31, 2003 and December 31, 2002 was $7.8 million. (NYSID reserve requirements are calculated, at December 31 and is based upon the greater of the contingent reserve or escrow deposit. The contingent reserve is calculated by incrementally adding 1% of premiums written not to exceed 5% (i.e., $7.8 million). The escrow deposit is calculated as 5% of the following year's expected medical costs.

      The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the period ended March 31, 2003 and 2002:


                                                            2003         2002
                                                            ----         ----
Revenues:
Premiums earned                                             99.9%        99.4%
Investment and other income                                  0.1          0.6
                                                         -------      -------
     Total revenue                                         100.0        100.0
                                                         -------      -------

Medical claims expense                                      85.3         84.6
Commissions expense                                          4.3          4.5
General and administrative                                   9.4         10.4
Expenses                                                     0.1
Depreciation                                                  --          0.3
     Total Expenses                                         99.1         99.8
                                                         -------      -------

Operating income before taxes                                0.9          0.2
Income Tax Expense                                           0.1          0.1
                                                         -------      -------

Net Income before minority interest                           .8          0.2

Minority interest in income of subsidiary                   (0.3)        (0.1)
                                                         -------      -------
Net income                                                   0.5%         0.1%
                                                         -------      -------

Statistical data:
     Enrollment (HMO and POS)                             57,206       56,794
     HMO enrollment                                       47,025       42,286
     POS enrollment                                       10,181       14,508
     ASO enrollment                                        3,723        3,434
    ^Member months                                       172,804      169,300
    *Medical Loss Ratio                                     85.2         84.6
   **Administrative Loss Ratio                              13.8         15.2


     *Medical loss ratio- Medical expense and net reinsurance divided by total premium

    **Administrative loss ratio-Commission expense, depreciation, and general administrative expense divided by total premium

    ^ does not include ASO member months which is dental only.

Comparison of Three Months Ended March 31, 2003 and 2002

Revenues for the period ended March 31, 2003 and 2002 were $40,337,070 up 5.1% from $38,384,281 for the same period in the prior year respectively. At March 31, 2003, MDNY's commercial enrollees totaled approximately 57,206 as compared to approximately 56,794 for the same period in 2002. Revenue increased $2.0 million or 5.1% in the first quarter of 2003 compared to the same period in 2002 as a result of higher premium rates increases in the first quarter of 2003 compared with the same period in 2002. Total member months for the first quarter of 2003 increased approximately 3,504 or 2% from the same period in 2002.

      Total expenses for the period ended March 31, 2003 were $39,989,847, up 4.4% from $38,292,745 for the same period in the prior year. This 4.4% increase in expenses is the result of an increase in medical expenses. As of December 31, 2002 MDNY had approximately 62,000 members. As of March 31, 2003 enrollment had declined to 57.206 members. Although membership dropped as a result of POS enrollment declines, the amount of recognized claim expense in the first quarter did not drop correspondingly due to claim development trends.

      Medical claim expense stated as a percentage of premium revenues was 85.2% for the quarter ended March 31, 2003 compared with 84.6% for the quarter ended March 31, 2002.

      Administrative expenses stated as a percentage of premium revenue was 13.8% for the first quarter of 2003 compared with 15.2% for the first quarter of 2002. This reduction was the result of reductions in staffing realized in the first quarter of 2003 together with operational efficiencies focused on by MDNY throughout 2002 to help offset increasing medical and commission costs.

      Net gain for the quarter ended March 31, 2003 was $210,195 compared to a net income of $39,864 for the first quarter of 2002. This increase was primarily the result of lower administrative costs realized during the last half of 2002.

Liquidity and Capital Resources

      Cash flows provided in operating activities, investing and financing activities resulted in an overall increase in cash and cash equivalents in the first quarter of 2003 of $438,888. The increase in net cash and cash equivalents is directly related to the timing of payment of claims and other liabilities.

      MDNY had a negative working capital of $21,430,000 at March 31, 2003 compared to a negative working capital of $22,316,000 at December 31, 2002. The negative working capital decreased in the first quarter of 2003 primarily due to earnings generated in the first quarter of 2003. The Company anticipates that 2003 rate increases together with the other operating initiatives described above under the caption "Business--Business Strategy" will produce sufficient cash flows to meet MDNY's business obligations. There can be no assurance that MDNY will be able to achieve sufficient cash flows.

Capital Reserves and Liquidity

      Certain matters relating to MDNY's regulatory status, its compliance with applicable reserve and statutory net worth requirements and liquidity are discussed above under the captions "Business--Recent Developments" and "--Business Strategy."

      The continued failure of MDNY to meet reserve requirements, the failure of MDNY or the IPAs to comply with other existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company, MDNY and the IPAs.

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and are payable quarterly. See Note 7 to the Consolidated Financial Statements included elsewhere herein. These loans together with the accrued interest brought MDNY's March 31, 2003 to a statutory net worth of $5.4 million compared to the NYSID required net worth of $7.8 million. (Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID).

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      While many operational aspects of MDNY's business are subject to complex federal, state and local regulations, the accounting for the Company's business is generally straightforward with revenues primarily recognized during the period in which MDNY Healthcare, Inc. is obligated to provide services to subscribers. Premiums collected in advance are deferred and recorded as unearned premium revenue in the balance sheet. Due to the nature of MDNY's business, several of the Company's accounting policies, primarily relating to costs of claims incurred but not reported and allowance for doubtful accounts associated with premium and reinsurance receivables, involve significant estimates and judgments. These accounting policies have been described in the Company's Annual Report on Form 10-K.

Factors affecting future results

Health Insurance Portability and Accountability Act of 1996

      The Secretary of the Department of Health and Human Services, or HHS, has issued final regulations under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged. Three principal regulations have been issued: privacy regulations, security regulations, and standards for electronic transactions.

      MDNY implemented the HIPAA privacy regulations by April 2003, as required, and is evaluating the costs of upgrading its systems and procedures to fully comply with the security regulations by the compliance deadline of April 20, 2005.

      The HIPAA regulations on electronic transactions, which the Company refers to as the transaction standards, establish uniform standards for electronic transactions and code sets, including the electronic transactions and code sets used for claims, remittance advices, enrollment and eligibility. The transaction standards became effective in October 2002, although covered entities were eligible to obtain a one-year extension if approved through an application to the Secretary of HHS. MDNY received this one-year extension through October 16, 2003 from HHS.

      HHS issued Guidance on July 24, 2003 that it will not penalize a covered entity for post-implementation date transactions that are not fully compliant with the transactions standards, if the covered entity can demonstrate its good faith efforts to comply with the standards. HHS' stated purpose for this flexible enforcement position was to "permit health plans to mitigate unintended adverse effects on covered entities' cash flow and business operations during the transition to the standards, as well as on the availability and quality of patient care."

      There is a divergence of interpretation as to how the new transaction standards are to be implemented and as a result, MDNY could face increased costs and complexity, a temporary disruption in MDNY's business processes. MDNY is continuing to make good faith efforts to comply with the standards. At this time, the Company cannot estimate the potential impact of implementing (or failing to implement) the HIPAA transaction standards on cash flows and results of operations.

Impact of New Accounting Standards

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". In May 2003, the FASB issued SFAS No. 150, " Accounting for Certain Instruments with Characteristics of both Liabilities and Equity".

      The impact of the above referenced accounting standards is discussed in
Note 1 to the interim consolidated financial statements.

Inflation

      Medical costs have been rising at a higher rate than that for consumer goods as a whole. The Company believes that MDNY's premium increases, provider reimbursement arrangements and other cost control measures mitigate, but do not wholly offset, the effects of medical cost inflation on MDNY's operations. MDNY's inability to increase premiums could negatively effect MDNY's future earnings.

Certain Factors Affecting Future Operating Results

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Such forward-looking statements include but are not limited to, statements concerning future or prospective: results of operations or financial position, liquidity, health care and administrative costs, premium rates and yields for commercial business, growth and retention of membership and development of new lines of business, health care benefits, provider networks, provider utilization rates, medical loss ratio levels, claims payment, service performance and other operations matters, administrative loss ratio levels, proposed efforts to control health care and administrative costs, impact of agreements with health care providers and related organizations of providers, reinsurance coverage for risk-transfer arrangements, enrollment levels, government regulation such as HIPAA, PBOR, the impact of new laws and regulation, the future of the health care industry, and the impact on MDNY of regulatory investigations and examinations. Actual results may differ materially from those expressed or implied by such forward-looking statements due to risks and uncertainties, including but not limited to the following: MDNY's and the IPAs' ability to continue as going concerns; the inability of MDNY to meet applicable reserve and statutory net worth requirements; that MDNY will be unable to obtain adequate capital investment or effect a sale of its business and assets on terms acceptable to MDNY, or its shareholders, as the case may be, if at all; that increased regulation or modification of existing regulations will increase health care expenses or require additional or increased levels of statutory reserve requirements; that increased competition in MDNY's markets or a change in product mix will unexpectedly reduce premium revenue; that MDNY will not be successful in increasing membership growth; that CHNLI could reconsider its ability to own stock in MDNY or the Diocese of Rockville Center or any of the Hospitals affiliated with CHS could elect not to renew their respective subscriber contracts with MDNY upon expiration in 2005 or 2006, as the case may be, in light of MDNY's obligation to comply with the New York Women's Health and Wellness Act, which obligates MDNY to offer contraceptive drugs and devices to members, in conflict with the ethical policies of the Diocese of Rockville Center; that health care costs in any given period may be greater than expected due to general unanticipated increases in health care costs, unexpected incidence of major cases, national emergencies, natural disasters, epidemics, changes in physician practices, and new technologies; and that major health care providers that previously assumed capitation risk from MDNY will be unable to maintain their operations and reduce or eliminate their accumulated deficits and MDNY will correspondingly be unable to maintain an adequate provider network. See also the discussion under "Risks and Uncertainties" in Note 3 of the Notes to Condensed Consolidated Financial Statements included in this Report and matters referred to throughout Item 1 of the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2002.


      Item 3. Quantitative and Qualitative Disclosures About Market Risk

      See Part I -- Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosure About Market Risk."

      Item 4. Controls and Procedures

      Based upon an evaluation by the Company's President and Chairman of the Board and its Chief Financial Officer within 90 days prior to the filing of this Quarterly Report on Form 10-Q, they have concluded that the Company's disclosure controls and procedures, as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information contained in the Company's periodic reports provided to the Securities and Exchange Commission.

      Subsequent to the Evaluation Date referred to in paragraph 4 of the Certifications of the Company's principal executive officer and its principal financial officer included in this report, the Company has not made any change to its internal controls referred to in paragraph 5 of the Certifications and there has been no change in other factors that could significantly affect these controls.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

        None.

        a. Exhibits

        31(a) Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

        31(b) Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

        32(a) Chief Executive Officer Section 1350 Certification

        32(a) Chief Financial Officer Section 1350 Certification

        b. Reports on Form 8-K.

        None.

(1) Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Long Island Physician Holdings Corporation

By: /s/ PAUL KOLKER, M.D.
    --------------------------------------------
    Name: Paul Kolker, M.D.,
    Title: President and Chief Executive Officer

Date: February 3, 2004