Form 10-Q
period 2003-06-30
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2004-02-18
CIK 1006868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarter period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___ to ___

                           Commission File No. 0-27654

-------------------------------------------------------------------------------
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

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: As of June 30, 2003 there were 1,506 shares of Class A common stock and 4,333 shares of Class B common stock outstanding.

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------

PART I  FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements
        Consolidated Balance Sheets                                         2
        Consolidated Statements of Operations and
          Accumulated Deficit                                               3
        Consolidated Statements of Cash Flows                               4
        Notes to Consolidated Financial Statements                        5-9

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk         17

Item 4. Controls and Procedures                                            17

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                  18

Item 5. Other Information                                                  18

Item 6. Exhibits and Reports on Form 8-K                                   19

SIGNATURES

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Long Island Physician Holdings Corporation
                          Consolidated Balance Sheets
                      June 30, 2003 and December 31, 2002
                                  (unaudited)

                                                    June 30,       December 31,
                                                      2003            2002
                                                      ----            ----
Assets
Current assets:
 Cash and cash equivalents                        $  1,576,019     $    694,449
 Premium receivables (net of allowances
  of approximately $1,084,000 in 2003
  and $961,000 in 2002)                             11,422,463        8,699,338
 Reinsurance recoverable                               592,032          635,420
 Payments in excess of capitation                    2,999,251        2,999,251
 Other assets                                        3,627,133        3,205,406
                                                  ------------     ------------
     Total current assets                           20,216,898       16,233,864

 Restricted cash and investments                     5,401,261        5,657,135
 Property plant & equipment                            308,338          392,245
 Payments in excess of capitation                   18,274,448       19,215,858
 Due from CHSLI                                      2,382,027        2,382,027
                                                  ------------     ------------
     Total assets                                 $ 46,582,972     $ 43,881,129
                                                  ------------     ------------
Liabilities and stockholder's equity
Current liabilities:
 Medical claims payable                           $ 29,063,681     $ 28,967,021
 Public goods payable                                6,986,764        5,367,150
 Unearned premium revenue                            1,877,778        1,955,180
 Accounts payable and accrued expenses               2,472,634        2,246,652
 Current portion of capital leases                       6,182           14,324
                                                  ------------     ------------
     Total current liabilities                      40,407,039       38,550,327

Long term debt and accrued interest                  3,297,739        3,247,150
                                                  ------------     ------------
     Total liabilities                              43,704,778       41,797,477
                                                  ------------     ------------

Minority interest                                    1,509,513        1,247,315

Stockholders' equity:
Common stock                                                 6                6
Additional paid in capital                          11,478,536       11,478,536
Accumulated deficit                                (10,109,861)     (10,642,205)
                                                  ------------     ------------
     Total stockholders' equity                      1,368,681          836,337
                                                  ------------     ------------

     Total liabilities and stockholder's equity   $ 46,582,972     $ 43,881,129
                                                  ------------     ------------

The accompanying notes are an integral part of these statements

                   Long Island Physician Holdings Corporation
         Consolidated Statements of Operations and Accumulated Deficit
            Three Months and Six Months Ended June 30, 2003 and 2002
                                  (unaudited)

                                                                  Three months ended                      Six months ended
                                                                       June 30,                               June 30,
                                                                2003              2002                2003              2002
                                                                ----              ----                ----              ----
Revenues:
  Premiums earned                                          $ 38,106,118       $ 38,714,097         78,393,761         76,874,948
  Investment and other income                                   336,944             92,396            386,371            315,826
                                                           ------------       ------------       ------------       ------------
  Total revenues                                             38,443,062         38,806,493         78,780,132         77,190,774
                                                           ------------       ------------       ------------       ------------
Expenses:
  Medical claims expense                                     32,787,918         33,046,749         67,192,167         65,508,332
  Commissions expense                                         1,562,971          1,385,292          3,292,790          3,103,738
  General and administrative expenses                         3,542,382          4,074,533          7,351,732          8,084,087
                                                           ------------       ------------       ------------       ------------
  Depreciation                                                   37,478             72,289             83,907            175,451
                                                           ------------       ------------       ------------       ------------

  Total expenses                                             37,930,749         38,578,863         77,920,596         76,871,608
                                                           ------------       ------------       ------------       ------------

  Operating income before taxes                                 512,313            227,630            859,536            319,166
  Income tax expense                                             31,500             33,400             65,000             65,440
                                                           ------------       ------------       ------------       ------------

  Net income                                                    480,813            194,230            794,536            253,726

  Minority interest in (income) of  subsidiary                 (158,670)           (64,097)          (262,198)           (83,729)
                                                           ------------       ------------       ------------       ------------

  Net income                                                    322,143            130,133            532,338            169,997

  Accumulated deficit, beginning of period                  (10,432,010)        (9,637,763)       (10,642,205)        (9,677,627)
                                                           ------------       ------------       ------------       ------------

  Accumulated deficit, end of period                       $(10,109,867)      $ (9,507,630)      $(10,109,867)      $ (9,507,630)
                                                           ============       ============       ============       ============

  Basic and diluted income per share                       $      55.17       $      22.28       $      91.17       $      29.11
  Basic and diluted weighted average shares                       5,839              5,839              5,839              5,839


The accompanying notes are an integral part of these statements

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
                                   (unaudited)

                                                       Six months ended June 30,
                                                         2003           2002
                                                         ----           ----
Cash flows from operating activities:

Net  income                                         $   532,338     $   169,997
Adjustment to reconcile net income to
net cash provided by operating activities:
  Depreciation                                           83,907         175,451
  Minority interest in (loss) gain of
    subsidiary                                          262,198          83,730
  Payments in excess of capitation                      941,410          50,282
  Reinsurance recoverable                                43,388          97,034
  Premium receivables                                (2,723,125)      3,855,099
  Prepaid expenses and other current assets            (421,727)       (744,040)
  Medical claims payable                                 96,660      (4,439,733)
  Public goods payable                                1,619,614       1,746,048
  Unearned premium revenue                              (77,402)      1,003,722
  Accounts payable and accrued interest                 276,577        (957,443)
                                                    -----------     -----------

Net cash provided by operating activities               633,838       1,040,147
                                                    -----------     -----------

Cash flows from investing activities:
Decrease (increase) in restricted cash and
investments                                             255,874         (29,323)
                                                    -----------     -----------
Net cash (used in) provided by investing
  activities                                            255,874         (29,323)
                                                    -----------     -----------

Cash flows from financing activities:

Payments on capital lease obligations                    (8,142)        (27,818)
                                                    -----------     -----------

Net cash used in financing activities                    (8,142)        (27,818)
                                                    -----------     -----------

Net change in cash and cash equivalents                 881,570         983,006
                                                    -----------     -----------
Cash and cash equivalents,
  beginning of year                                     694,449       1,958,090
                                                    -----------     -----------

Cash and cash equivalents, end of year              $ 1,576,019     $ 2,941,096
                                                    -----------     -----------


The accompanying notes are an integral part of these statements

                   Long Island Physician Holdings Corporation
                       Notes to the Financial Statements
                                  (unaudited)

1.    BASIS OF PRESENTATION

      Background

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") was formed in December 1994 in the State of New York as a holding company for purposes aimed at advancing the delivery of healthcare on Long Island, New York (Nassau and Suffolk counties). The Company is owned by individual physicians residing in New York State. The accompanying consolidated financial statements include the activity of the Company and its majority owned subsidiary, MDNY Healthcare, Inc. ("MDNY"), a health maintenance organization. The Company owns 67% of stock of MDNY. The Company is exclusively a holding company whose principal assets is its investment in MDNY and conducts no operating activities of its own. The Company's legal and other professional costs are funded by MDNY.

      Basis of Presentation

      The interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. Certain amounts reported in the Company's consolidated statements of operations for the six months ended June 30, 2002 have been reclassified to conform to the 2003 presentation.

      Earnings Per Share

      Basic and diluted income per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At June 30, 2003 and 2002, the Company had outstanding stock options to purchase 1,041 shares of Class B common stock that were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common share.

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

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a

                   Long Island Physician Holdings Corporation
                        Notes to the Financial Statements
                                   (unaudited

cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003.

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

                   Long Island Physician Holdings Corporation
                       Notes to the Financial Statements
                                  (unaudited)

2.    REGULATORY DEVELOPMENTS

      As a condition of continued licensure by the New York State Insurance Department ("NYSID"), MDNY must maintain certain reserve requirements to protect its subscribers in the event the Company is unable to meet its obligations. As of June 30, 2003, MDNY continued to not satisfy its NYSID statutory net worth requirement of $7.8 million by approximately $2.0 million, As a result of the impairment, NYSID directed MDNY to take appropriate action to achieve net worth of at least $7 million (MDNY's escrow deposit requirement) by July 10, 2003. On May 14, 2003, NYSID directed MDNY to provide monthly financial statements. MDNY failed to meet the $7 million funding requirement by July 10, 2003 and at December 2003 NYSID continues to monitor MDNY's financial performance on a monthly basis.

3.    GOING CONCERN

      The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a substantial working capital deficit and has incurred cumulative losses since inception. Furthermore, the Company has utilized substantially all of the cash raised in its initial equity infusion in funding its operations and currently is deficient in its contingent reserve fund (see footnote 5) by approximately $3 million at December 31. 2002.

      As a result of this deficiency, the New York State Insurance Department ("NYSID") issued a letter dated April 10,2003 whereby the NYSID directed the Company to fund the net worth to at least $7 million by July 10, 2003. The Company has been and continues to explore investment alternatives to remedy its impairment and will update the NYSID as to the Company's progress towards meeting deadlines imposed by the NYSID.

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

      On July 31, 2002, NYSID issued its Report on Examination of The MDNY Healthcare, Inc. as of June 30, 2000 dated April 2,2001 and revised July 31, 2002 (the "Final Report"). The Final Report states, among other things, that, based on the execution of a Recovery and Subordination Agreement between the Company and the NYSID, the NYSID permitted an IPA receivable to be recognized as an admitted asset for medical claims paid by MDNY in excess of negotiated Capitated Arrangement ("Payments in Excess of Capitation") and MDNY agrees to enter into full-risk contracts with the IPA's and the examination insolvency was eliminated.

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

      As of June 30, 2003 MDNY reported a net operating gain of $532,338 and a GAAP net worth of $3.0 million; a statutory net worth of $5.7 million. The contingent reserve requirement at June 30, 2003 and December 31, 2002 was $7.8 million. (NYSID reserve requirements are calculated, at December 31 and is based upon the greater of the contingent reserve or escrow deposit. The contingent reserve is calculated by incrementally adding 1% of premiums written not to exceed 5% (i.e., $7.8 million). The escrow deposit is calculated as 5% of the following year's expected medical costs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Company Overview

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") is a New York corporation formed in December 1994 and owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY Healthcare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO"), that currently operates in Nassau and Suffolk counties, New York. The financial statements of MDNY are consolidated into the audited financial statements of the Company. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. At June 30, 2003, MDNY had approximately 53,453 members ("Members"), comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans. As of December 31, 2002 membership was approximately 62,000.

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

      MDNY's principal source of revenue is premiums earned. Premiums earned represented 99% of MDNY's total revenue for the quarters ended June 30, 2003 and 2002, respectively.

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

      As of June 30, 2003, the reported profit of approximately$532,000 is the result of administrative savings realized in the last half of 2002 together with the loss in POS membership and premium rate increases that became effective in 2003. The Company believes limiting the marketing of the POS plan in 2003 because of historic losses helped achieve profitability in the first and second quarters of 2003.

      MDNY seeks to control medical expenses through arrangements with its affiliated IPAs and with non-IPA primary care physicians, with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers. MDNY's medical loss ratio was 85.3% and 84.9%, respectively, for quarters ended June 2003 and 2002. As of June 30, 2003 and 2002 enrollment was 53,453 and 59,464 respectively.

      MDNY's working capital deficit decreased from $22.3 million at December 31, 2002 to $20.9 million at June 30, 2003 primarily due to earnings generated during 2003.

Recent Developments

      Certain Regulatory Matters.

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

      With respect to years prior to 2001, MDNY was contractually obligated to pay a capitated amount to Island IPA for covered services provided by participating providers. Through 2001, however, MDNY continued to pay medical claims to Island IPA relating to claims with dates of service prior to January 1, 2001 in excess of capitated amounts for years prior to 2001. These payments resulted in a net amount due from Island IPA of approximately $24 million as of December 31, 2001. This amount due from Island IPA has been reduced to $21.3 million and $22.2 million, as reflected in MDNY's financial statements as payments in excess of capitation as of June 30, 2003 and December 2002, respectively. The reduction in amounts due from Island IPA is the result of a 5% withhold on all IPA participating provider claims, described below. NYSID's position was that this receivable, payments in excess of capitation, should be written off, causing MDNY to be deficient in its reserves.

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

      As of June 30, 2003 MDNY reported a net operating gain of $532,338 and a GAAP net worth of $3.0 million; a statutory net worth of $5.7 million. The contingent reserve requirement at June 30, 2003 and December 31, 2002 was $7.8 million. (NYSID reserve requirements are calculated, at December 31 and is based upon the greater of the contingent reserve or escrow deposit. The contingent reserve is calculated by incrementally adding 1% of premiums written not to exceed 5% (i.e., $7.8 million). The escrow deposit is calculated as 5% of the following year's expected medical costs.

      On April 1, 2003, with the filing of the December 31, 2002 Annual Report, NYSID was notified that MDNY was impaired by $3 million. As a result of the impairment NYSID directed MDNY to take appropriate action to achieve net worth of at least $7 million (MDNY's escrow deposit requirement) by July 10, 2003. On May 14 2003, NYSID directed MDNY to provide monthly financial statements. As of June 30, 2003, MDNY was impaired by $1.2 million from the directed reserve requirement of 7.0 million.

      In June 2003, NYSID revised and finalized its Market Conduct Report on Examination of MDNY as of September 30, 2002 and made recommendations regarding certain operational deficiencies found in MDNY's policies and procedures. MDNY continues to file a report every 90 days updating the NYSID of progress made on deficiencies noted in the report.

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

      In addition, MDNY historically had negative operating results on its POS plans while achieving profitability on its HMO plans. As a result of the significant premium rate increases on POS plans for 2003 (approximately 40%), as of June 2003, POS membership decreased 41% and the HMO decreased 7% from December 31, 2002. The significant decrease in POS products improved profitability for MDNY for the period ending June 30, 2003.

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

The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the six-month period ended June 30, 2003 and 2002:

                                                          2003         2002
                                                          ----         ----
Revenues:
Premiums earned                                            99.5%        99.6%
Investment and other income                                 0.5          0.4
                                                      ---------    ---------
     Total revenue                                        100.0        100.0
                                                      ---------    ---------

Medical claims expense                                     85.3         84.9
Commissions expense                                         4.2          4.0
General and administrative expenses                         9.3         10.5
Depreciation                                                 .1          0.2
                                                      ---------    ---------
     Total expenses                                        98.9         99.6
                                                      ---------    ---------

Operating before income taxes                               1.1          0.4

Income tax expense                                          0.1          0.1
                                                      ---------    ---------

Net income before minority interest                         1.0          0.3

Minority interest in income of subsidiary                  (0.3)        (0.1)
                                                      ---------    ---------
Net income                                                  0.7%         0.2%
                                                      ---------    ---------
Statistical data:
     Enrollment (HMO and POS)                            53,453       59,464
     HMO enrollment                                      44,888       44,973
     POS enrollment                                       8,565       14,491
     ASO enrollment                                       3,651        3,491
   ^ Member months                                      330,825      344,126
    *Medical loss ratio                                    85.3         84.9
   **Administrative loss ratio                             13.6         14.7

   *Medical loss ratio- Medical expense and net reinsurance divided by total premium

  **Administrative loss ratio-Commission expense, depreciation, and general administrative expense divided by total premium

  ^ does not include ASO member months which is dental only

Comparison of three months ended June 30, 2003 and revenues for the quarter ended June 30, 2003 were $38,443,000 down 1% from $38,806,000 during the same period in the prior year. Enrollment totaled 53,453 at June 30, 2003 down 10% from 59,464 at June 30, 2002. Premium revenues decreased $608,000 or 2% as a result of this decline in enrollment offset by premium rate increases. This decline in premium was offset by an estimated amount due from MDNY's pharmacy manager of $300,000 for the audit of pharmacy rebates recorded in April 2003 as investment and other income. In addition although enrollment in the POS products dropped to 8,565 from 14, 491 at June 30, 2002, MDNY was approved for a 10% differential in sole proprietor rates effective June 1, 2003 which helped offset anticipated declines in premium related to the drop in enrollment.

      Total expenses for the quarter ended June 30, 2003 were $37,931,000 down 2% from $38,579,000 for the same period in the prior year. This decrease in expenses is the result of lower administrative costs in the second quarter 2003 compared to second quarter 2002. Medical expenses decreased.8% or $259,000 compared to medical expenses in second quarter 2002. This decrease in medical expenses was the result of enrollment declines.

      Medical claim expense as a percent of premium revenues was 85.2% for the second quarter 2003 compared to 85.1% for the second quarter 2002.

      Commissions as a percent of premium increased to 4.1% for the second quarter 2003 compared with 3.6% for the second quarter 2002. Although enrollment decreased during the second quarter 2003, the percentage of enrollment generated through associations remained approximately 48%.

      Net income for the second quarter of 2003 totaled $322,000, compared with net earnings of $130,000 for the second quarter 2002. Better than anticipated medical costs realized in the first quarter 2003 together with reductions in administrative costs contributed to the overall increase in net earnings reported in the second quarter 2003.

      Comparison of six months ended June 30, 2003 and 2002

      Total revenues for the six months ended June 30, 2003 were $78,780,000, down 2% from $77,190,000 during the same period in the prior year. MDNY's commercial enrollees totaled approximately 53,453 as compared to approximately 59,464 for the same period in 2002. Revenue decreased $1.6 million for the six months ended 2003 compared to the same period in 2002. This revenue decrease was primarily the result of the overall 11% decrease in enrollment partially offset by premium rate increases. In addition premium yields on the POS products are approximately 20% higher than the HMO products therefore further contributing to the overall decrease in premium. Total member months for the period ended June 30, 2003 decreased approximately 13,300 or 4% from the same period in 2002.

      Total expenses for the period ended June 30, 2003 were $77,921,000, up 1.4% from $76,872,000 for the same period in the prior year. This 1.4% increase in expenses is the result of an increase in medical expenses. As of December 31, 2002 MDNY had approximately 62,000 enrollees. As of June 30,2003 enrollment had declined to 53,453. Second quarter medical expenses are anticipated to be higher based upon seasonality trends therefore contributing to the overall increase in medical expenses.

      Medical claim expense stated as a percentage of premium revenues was 85.3% for the six month period ended June 30, 2003 compared with 84.9% for the six month period ended June 30, 2002.

      Commissions and administrative expenses stated as a percentage of premium revenue was 13.6% for the six month period ended June 30, 2003 compared with 14.7% for the same period in the prior year. This reduction was the result of reductions in staffing realized in the first quarter of 2003 together with operational efficiencies focused on by MDNY throughout 2002 offset by increasing medical and commission costs.

      Net income for the period ended June 30, 2003 was $794,536 compared to a net income of $253,726 for the same period in the prior year. This increase is primarily the result of lower administrative costs realized during the last half of 2002.

      Liquidity and Capital Resources

      Cash and cash equivalents for the six months ended June 30, 2003 increased to $1,576,019 from $694,449 at December 31, 2002. The increase in net cash and cash equivalents is directly related to the profitability generated during 2003 and the timing of payment claims and other liabilities offset by delays in the collection of premium receivables resulting from slower paying hospitals.

      MDNY had a negative working capital of $20,190,000 at June 30, 2003 compared to a negative working capital of $22,316,000 at December 31, 2002. The negative working capital decreased as of June 30, 2003 primarily due to earnings generated during 2003. The Company anticipates that 2003 rate increases together with the other operating initiatives described above under the caption "Business--Business Strategy" will produce sufficient cash flows to meet MDNY's obligations. There can be no assurance that MDNY will be able to achieve sufficient cash flows.

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

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and are payable quarterly. See Note 7 to the Consolidated Financial Statements included elsewhere herein. These loans together with the accrued interest brought MDNY's June 30, 2003 to a statutory net worth of $5.7 million compared to the NYSID required net worth of $7.8 million. (Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID).

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

      While many operational aspects of MDNY's business are subject to complex federal, state and local regulations, the accounting for the Company's business is generally straightforward with revenues primarily recognized during the period in which MDNY is obligated to provide services to subscribers. Premiums collected in advance are deferred and recorded as unearned premium revenue in the balance sheet. Due to the nature of MDNY's business, several of the Company's accounting policies, primarily relating to costs of claims incurred but not reported and allowance for doubtful accounts associated with premium and reinsurance receivables, involve significant estimates and judgments. These accounting policies have been described in our 2002 Annual Report on Form 10-K.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.None.

        a. Exhibits

        31(a) Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

        31(b) Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

        32(a) Chief Executive Officer Section 1350 Certification

        32(a) Chief Financial Officer Section 1350 Certification

        b. Reports on Form 8-K.

        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

Long Island Physician Holdings Corporation

By: /s/ PAUL KOLKER, M.D.
    --------------------------------------------
    Name: Paul Kolker, M.D.,
    Title: President and Chief Executive Officer

Date: February 4, 2004