Form 10-Q
period 2003-09-30
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2004-02-18
CIK 1006868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarter period ended September 30, 2003

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

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: As of September 30, 2003 there were 1,506 shares of Class A common stock and 4,333 shares of Class B common stock outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION (UNAUDITED)

Item 1.   Financial Statements

         Consolidated Balance Sheets                                         2
         Consolidated Statements of Operations and Accumulated Deficit       3
         Consolidated Statements of Cash Flows                               4
         Notes to Consolidated Financial Statements                        5-9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        10-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk          17

Item 4. Controls and Procedures                                             17

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   18

Item 5. Other Information                                                   18

Item 6. Exhibits and Reports on Form 8-K                                    18

SIGNATURES                                                                  19

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Long Island Physician Holdings Corporation
                           Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002
                                   (unaudited)

                                                   September 30,   December 31,
                                                       2003            2002
                                                   ------------    ------------
Assets
Current assets:
 Cash and cash equivalents                         $     38,105    $    694,449
 Premium receivables (net of allowances of
 approximately $1,530,000 in 2003 and $961,000 in
 2002)                                               12,746,779       8,699,338
 Reinsurance recoverable                                518,337         635,420
 Payments in excess of capitation                     2,999,251       2,999,251
 Other assets                                         3,385,455       3,205,406
                                                   ------------    ------------
     Total current assets                            19,687,927      16,233,864

 Restricted cash and investments                      5,586,683       5,657,135
 Property plant & equipment                             295,545         392,245
 Payments in excess                                  17,698,817      19,215,858
 Due from CHSLI                                       2,382,027       2,382,027
                                                   ------------    ------------
     Total assets                                  $ 45,650,999    $ 43,881,129
                                                   ------------    ------------

Liabilities and stockholder's equity
Current liabilities:
 Medical claims payable                            $ 26,154,285    $ 28,967,021
 Public goods payable                                 7,198,063       5,367,150
 Unearned premium revenue                             1,798,698       1,955,180
 Accounts payable and accrued expenses                2,870,929       2,246,652
 Current portion of capital leases                        1,926          14,324
                                                   ------------    ------------
     Total current liabilities                       38,023,901      38,550,327

Long term debt and accrued interest                   3,321,862       3,247,150
                                                   ------------    ------------
     Total liabilities                               41,345,763      41,797,477
                                                   ------------    ------------

Minority interest                                     1,987,566       1,247,315

Stockholders' equity:
Common stock                                                  6               6
Additional paid in capital                           11,478,536      11,478,536
Accumulated deficit                                  (9,160,872)    (10,642,205)
                                                   ------------    ------------
     Total stockholders' equity                       2,317,670         836,337
                                                   ------------    ------------
     Total liabilities and stockholder's
     equity                                        $ 45,650,999    $ 43,881,129
                                                   ============    ============

The accompanying notes are an integral part of these statements

                   Long Island Physician Holdings Corporation
         Consolidated Statements of Operations and Accumulated Deficit
            Three and Nine Months Ended September 30, 2003 and 2002
                                  (unaudited)

                                                     Three months ended               Nine months ended
                                                        September 30,                    September 30,
                                              ------------------------------    ------------------------------
                                                    2003            2002              2003           2002
                                                    ----            ----              ----           ----
Revenues:
  Premiums earned                                38,188,274       40,591,591      116,582,035      117,466,539
  Investment and other income                       190,449          745,417          576,820        1,061,243
                                              -------------    -------------    -------------    -------------
  Total revenues                                 38,378,723       41,337,062      117,158,855      118,527,782
                                              -------------    -------------    -------------    -------------
Expenses:
  Medical claims expense                         31,951,760       36,919,343       99,143,927      102,427,675
  Commissions expense                             1,551,353        1,710,625        4,844,143        4,814,363
  General and administrative expenses             3,370,226        3,852,229       10,721,958       11,936,316
  Depreciation                                       46,593           97,828          130,500          273,279
                                              -------------    -------------    -------------    -------------
  Total expenses                                 36,919,932       42,580,025      114,840,528      119,451,633
                                              -------------    -------------    -------------    -------------
  Operating income before taxes                   1,458,791       (1,243,017)       2,318,327         (923,851)
  Income tax expense                                 31,743           44,320           96,743          109,760
                                              -------------    -------------    -------------    -------------
  Net income(loss)                                1,427,048       (1,287,337)       2,221,584       (1,033,611)

  Minority interest in (income) loss of
    subsidiary                                     (478,053)         393,812         (740,251)         310,083
                                              -------------    -------------    -------------    -------------
  Net income (loss)                                 948,995         (893,525)       1,481,333         (723,528)

  Accumulated deficit, beginning of period      (10,109,867)      (9,507,630)     (10,642,205)      (9,677,627)
                                              -------------    -------------    -------------    -------------
  Accumulated deficit, end of period          $  (9,160,872)   $ (10,401,155)   $  (9,160,872)   $ (10,401,155)
                                              =============    =============    =============    =============
  Basic and diluted income per share          $      162.53    $     (153.03)   $       253.7    $     (123.91)
  Basic and diluted weighted average shares           5,839            5,839            5,839            5,839

The accompanying notes are an integral part of these statements

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002
                                   (unaudited)

                                                         Nine months ended
                                                            September 30,
                                                         2003           2002
                                                     -----------    -----------
Cash flows from operating activities:
Net  income                                          $ 1,481,333    $  (723,528)
Adjustment to reconcile net income to net cash
provided by operating activities:
  Depreciation                                           130,500        273,279
  Minority interest in (loss) gain of subsidiary         740,251       (310,083)
  Payments in excess of capitation                     1,517,041        357,374
  Reinsurance recoverable                                117,083        461,109
  Premium receivables                                 (4,047,441)     1,260,220
  Prepaid expenses and other current assets             (180,049)      (886,747)
  Medical claims payable                              (2,812,736)      (339,691)
  Public goods payable                                 1,830,907      1,916,697
  Unearned premium revenue                              (156,482)     1,189,809
  Accounts payable and accrued interest                  698,989     (1,487,636)
                                                     -----------    -----------
Net cash (used in) provided by operating activities     (680,604)     1,710,803
                                                     -----------    -----------
Cash flows from investing activities:
Decrease (Increase) in restricted cash and
investments                                               70,452        (42,745)
Purchase of Property and Equipment                       (33,794)       (35,966)
                                                     -----------    -----------
Net cash (used in) provided by investing activities       36,658        (78,711)
                                                     -----------    -----------
Cash flows from financing activities:
Payments on capital lease obligations                    (12,398)       (31,592)
                                                     -----------    -----------
Net cash used in financing activities                    (12,398)       (31,592)
                                                     -----------    -----------
Net change in cash and cash equivalents                 (656,344)     1,600,500
                                                     -----------    -----------
Cash and cash equivalents, beginning of year             694,449      1,958,090
                                                     -----------    -----------
Cash and cash equivalents, end of year               $    38,105    $ 3,558,590
                                                     -----------    -----------

The accompanying notes are a integral part of these statements

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

      Basis of Presentation

      The interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. Certain amounts reported in the Company's consolidated statements of operations for the nine months ended September 30, 2002 have been reclassified to conform to the 2003 presentation.

      Earnings Per Share

      Basic and diluted income per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At September 30, 2003 and 2002, the Company had outstanding stock options to purchase 1,041 shares of Class B common stock that were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common share.

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

                   Long Island Physician Holdings Corporation
                        Notes to the Financial Statements
                                   (unaudited)

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

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The adoption of SFAS 149, effective July 1, 2003, did not have a material impact on the Company's results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The Company's adoption of the initial recognition and initial measurement provisions of SFAS 150, effective September 1, 2003, did not have a material impact on the Company's results of operations or financial position.

                   Long Island Physician Holdings Corporation
                        Notes to the Financial Statements
                                   (unaudited)

2. REGULATORY DEVELOPMENTS

      As a condition of continued licensure by the New York State Insurance Department ("NYSID"), MDNY must maintain certain reserve requirements to protect its subscribers in the event MDNY is unable to meet its obligations. As of September 30, 2003, MDNY continued to not satisfy its NYSID statutory net worth requirement of $7.8 million by approximately $650,000. As a result of the impairment, NYSID directed MDNY to take appropriate action to achieve net worth of at least $7 million (MDNY's escrow deposit requirement) by July 10, 2003. On May 14, 2003, NYSID directed MDNY to provide monthly financial statements. MDNY failed to meet the $7 million funding requirement by July 10, 2003 and NYSID continues to monitor MDNY's financial performance.

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

      As of September 30, 2003 MDNY reported a net operating gain of $1,481,333 and a GAAP net worth of $4.3 million; a statutory net worth of $7.2 million. The contingent reserve requirement at September 30, 2003 and December 31, 2002 was $7.8 million. (NYSID reserve requirements are calculated, at December 31 and is based upon the greater of the contingent reserve or escrow deposit. The contingent reserve is calculated by incrementally adding 1% of premiums written not to exceed 5% (i.e., $7.8 million). The escrow deposit is calculated as 5% of the following year's expected medical costs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Company Overview

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") is a New York corporation formed in December 1994 and owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY Healthcare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO"), that currently operates in Nassau and Suffolk counties, New York. The financial statements of MDNY are consolidated into the audited financial statements of the Company. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. At September 30, 2003, MDNY had approximately 50,125 members ("Members"), comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans. As of December 31, 2002 membership was approximately 62,000.

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

      MDNY's principal source of revenue is premiums earned. Premiums earned represented 99% and 98% of MDNY's total revenue for the quarters ended September 30, 2003 and 2002, respectively.

      MDNY's ability to achieve profitability depends principally on reducing its medical expenses as a percentage of its premium revenue (the "medical loss ratio" or "MLR") and sufficiently reducing its administrative costs. During 2002, MDNY continued to implement programs to reduce administrative costs. Although MDNY was able to reduce its administrative costs by $4 million or 22%, (on a per member per month basis) as a result of the increase in membership associated with sole proprietors which historically have higher medical costs than the small group market, medical costs increased 9% and commissions increased 19%. Commissions paid to general agents and associations increased over 2002 because the sole proprietor market prior to September 2002 could only enroll through associations. These increases offset any savings realized on administrative costs resulting in a net loss reported at December 31, 2002 of $1.4 million.

      As of September 30, 2003, the reported profit of approximately $1,481,333 is the result of administrative savings implemented in the last half of 2002 together with the loss in POS membership and premium rate increases that became effective in 2003. The Company believes limiting the marketing of the POS plan in 2003 because of historic losses helped achieve profitability as of September 30, 2003.

      MDNY seeks to control medical expenses through arrangements with its affiliated IPAs and with non-IPA primary care physicians, with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers. MDNY's medical loss ratio was 84.6% and 86.4%, respectively, for the nine months ended September 2003 and 2002. As of September 30, 2003 and 2002 enrollment was 50,125 and 61,988 respectively.

      MDNY's working capital deficit decreased from $22.3 million at December 31, 2002 to $18.3 million at September 30, 2003 primarily due to earnings generated during 2003.

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

      With respect to years prior to 2001, MDNY was contractually obligated to pay a capitated amount to Island IPA for covered services provided by participating providers. Through 2001, however, MDNY continued to pay medical claims to Island IPA relating to claims with dates of service prior to January 1, 2001 in excess of capitated amounts for years prior to 2001. These payments resulted in a net amount due from Island IPA of approximately $24 million as of December 31, 2001. This amount due from Island IPA has been reduced to $20.7 million and $22.2 million, as reflected in MDNY's financial statements as payments in excess of capitation as of September 30, 2003 and December 2002, respectively. The reduction in amounts due from Island IPA is the result of a 5% withhold on all IPA participating provider claims, described below. NYSID's position was that this receivable, payments in excess of capitation, should be written off, causing MDNY to be deficient in its reserves.

      In order to meet NYSID's concerns, MDNY converted the capitation-based contract with Island IPA to a fee for service based IPA Participation Agreement effective January 1, 2001.

      In addition with NYSID's approval, MDNY, Island IPA and the Catholic Health System of Long Island, Inc. ("CHSLI"), an affiliate of CHNLI, on behalf of five catholic hospitals that act as providers to MDNY (the "Hospitals"), entered into a Recovery and Subordination Agreement (the "Recovery Agreement"), dated July 12, 2001 and effective January 1, 2002. Pursuant to the Recovery
Agreement: (i) Island IPA is required to pay the Island Debt pursuant to a Repayment Plan, whereby MDNY is obligated to withhold 5% of all revenues payable to Island IPA participating providers, Island IPA is required to pay MDNY a $1.50 per member per month network access fee, and Island IPA is required to pay to MDNY the net revenue it receives from sources other than MDNY; (ii) until the Island Debt is repaid, Island IPA, Island IPA's participating providers and the Hospitals agreed that if MDNY becomes insolvent (pursuant to a court approved order or admits its inability to pay its debts), their claims against MDNY will be subordinated to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt, and that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals; and (iii) the amount of the Island Debt outstanding from time to time will be carried on the financial statements of MDNY as an admitted asset [payments in excess of capitation].

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

      In January 2003, NYSID notified MDNY that MDNY was impaired by the amount of $850,332 at September 30, 2002 and required MDNY to submit a restoration plan to remedy the impairment. (Impairment is the amount by which reported net worth is less than the amount of required reserves). In February 2003, MDNY submitted a remedial plan (the "MDNY Remedial Plan") to NYSID whereby: MDNY would continue negotiations with certain potential acquirors regarding a proposed sale of MDNY; MDNY would engage an investment banking firm; the Company and CHNLI, as the stockholders in MDNY, would be offered the alternative of making additional capital contributions to MDNY or selling all or part of MDNY; and the IPA providers had agreed to reduce the physician fee schedule effective April 1, 2003. In April 2003, NYSID accepted the MDNY Remedial Plan. MDNY engaged an investment banking firm in October 2003 to pursue the sale of MDNY.

      As of September 30, 2003 MDNY reported a net operating gain of $1,481,333 and a GAAP net worth of $4.3 million; a statutory net worth of $7.2 million. The contingent reserve requirement at September 30, 2003 and December 31, 2002 was $7.8 million. (NYSID reserve requirements are calculated, at December 31 and is based upon the greater of the contingent reserve or escrow deposit. The contingent reserve is calculated by incrementally adding 1% of premiums written not to exceed 5% (i.e., $7.8 million). The escrow deposit is calculated as 5% of the following year's expected medical costs.

      On April 1, 2003, with the filing of the December 31, 2002 Annual Report, NYSID was notified that MDNY was impaired by $3 million. As a result of the impairment NYSID directed MDNY to take appropriate action to achieve net worth of at least $7 million (MDNY's escrow deposit requirement) by July 10, 2003. On May 14 2003, NYSID directed MDNY to provide monthly financial statements. As of September 30, 2003, MDNY had satisfied this directive.

      In June 2003, NYSID revised and finalized its Market Conduct Report on Examination of MDNY as of September 30, 2002 and made recommendations regarding certain operational deficiencies found in MDNY's policies and procedures. As of November 2003, the NYSID continues to monitor MDNY's performance.

      The failure of MDNY to meet reserve requirements, the failure of MDNY or the IPAs to comply with other existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company and MDNY.

      According to the NYSID Final Report, the composition of MDNY's Board of Directors does not comply with Part 98-1.11(f) of the Administrative Rules and Regulation of the NYSDOH, which requires that at least 20% of MDNY's directors must be enrollees of MDNY. The NYSID Final Report recommends that the requisite number of "enrollee representatives" be elected to MDNY's Board of Directors. MDNY and its shareholders, LIPH and CHNLI, are in the process of changing the composition and number of MDNY's Directors so as to include the requisite number of enrollee representatives and of effecting corresponding amendments to MDNY's certificate of incorporation and by-laws.

Business Strategy

      In order to improve liquidity and achieve profitability, MDNY reduced the IPA's physician fee schedule effective April 1, 2003 in order to support improved operating results in 2003. The fee schedule reduction was implemented effective May 15, 2003. In addition, NYSID approved an additional 10% rate increase for MDNY's sole proprietor Members effective June 1, 2003.

      In addition, MDNY historically had negative operating results on its POS plans while achieving profitability on its HMO plans. As a result of the significant premium rate increases on POS plans for 2003 (approximately 40%) POS membership decreased 48% and the HMO decreased 11% as of September 30, 2003 from December 31, 2002 respectively. The significant decrease in POS products improved profitability for MDNY for the period ending September 30, 2003.

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

The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the nine-month period ended September 30, 2003 and 2002:

                                                      2003                2002
                                                      ----                ----
Revenues:
Premiums earned                                       99.5%               99.1%
Investment and other income                            0.5                  .9
                                                     -----               -----
     Total revenue                                   100.0               100.0
                                                     -----               -----
Medical claims expense                                84.6                86.4
Commissions expense                                    4.1                 4.1
General and administrative expenses                    9.2                10.1
Depreciation                                            .1                 0.2
                                                     -----               -----
     Total expenses                                   98.0               100.8
                                                     -----               -----
Operating before income taxes                          2.0                 (.8)

Income tax expense                                      .1                 0.1
                                                     -----               -----
Net income before minority interest                    1.9                 (.9)

Minority interest in income of subsidiary             (0.6)                 0.3
                                                     -----               -----
Net income                                             1.3%               (0.6)%
                                                     -----               -----
Statistical data:
     Enrollment (HMO and POS)                       50,125              61,988
     HMO enrollment                                 42,656              47,146
     POS enrollment                                  7,559              14,842
     ASO enrollment                                  3,640               3,487
    ^Member months                                 482,183             525,584
    *Medical loss ratio                               84.6                86.4
   **Administrative loss ratio                        13.4                14.4

* Medical loss ratio- Medical expense and net reinsurance divided by total premium

** Administrative loss ratio-Commission expense, depreciation, and general administrative expense divided by total premium

^  does not include ASO member months which is dental only

Comparison of three months ended September 30, 2003 and revenues for the quarter ended September 30, 2003 were $38,379,000 down 7% from $41,337,000 during the same period in the prior year. Enrollment totaled 50,125 at September 30, 2003 down 20% from 61,988 at September 30, 2002. Premium revenues decreased $2,400,000 or 6% as a result of this decline in enrollment offset by premium rate increases. In addition, although enrollment in the POS products dropped to 7,559 from 14,842 at September 30, 2002, MDNY was approved for a 10% differential in sole proprietor rates effective September 1, 2003 which helped offset anticipated declines in premium related to the drop in enrollment. Premium yields for the third quarter increased 13% to $252 on a pmpm (per member per month) basis from $223 compared to the third quarter 2002.

      Total expenses for the quarter ended September 30, 2003 were $36,900,00 down 13% from $42,580,000 for the same period in the prior year. This decrease in expenses is the result of enrollment declines realized during the third quarter.

       Medical claim expense as a percent of premium revenues was 83.3% for the third quarter 2003 compared to 89.3% for the third quarter 2002. Medical costs stated on a pmpm basis increased to $211 for the third quarter 2003 from $203 during the same period in the prior year; a 4% increase.

      Commissions as a percent of premium remained at 4% for the third quarter 2003 and third quarter 2002. Although enrollment decreased during the second quarter 2003, the percentage of enrollment generated through associations remained approximately 48%.

      Net income for the third quarter of 2003 totaled $948,995, compared with a net loss of $893,525 for the third quarter 2002. Higher premium yields realized in 2003 and lower than anticipated medical cost increases contributed to the overall increase in net earnings reported in the third quarter.

      Comparison of nine months ended September 30, 2003 and 2002

      Total revenues for the nine months ended September 30, 2003 were $117,160,000, down 1% from $118,530,000 during the same period in the prior year. MDNY's commercial enrollees totaled approximately 50,215 as compared to approximately 61,988 for the same period in 2002. Revenue decreased $1.4 million for the nine months ended 2003 compared to the same period in 2002; a decline of 1%. This revenue decrease was primarily the result of the overall 20% decrease in enrollment partially offset by premium rate increases . In addition, during 2002 MDNY received a $400,000 pharmacy rebate settlement, a non recurring item that contributed to the 45% decrease in other operating revenue to $576,000 for the nine months ended September 30, 2003. Total member months for the period ended September 30, 2003 decreased approximately 43,400 or 8% from the same period in 2002. Although the enrollment declined 20% the overall premium yields on a pmpm basis increased 8% to $241 versus 223 for the same comparative time period.

      Total expenses for the period ended September 30, 2003 were $114,840,000, down 4% from $119,450,000 for the same period in the prior year. This overall 4% decrease in expenses is also the result of the overall 20% decrease in enrollment. As of December 31, 2002 MDNY had approximately 62,000 enrollees. As of September 30,2003 enrollment had declined to 50,215. Although the enrollment declined 20% the overall medical expense on a pmpm increased 6% to $205.61 from $194.89 as of September 30, 2003 and September 30, 2002 respectively.

      Medical claim expense stated as a percentage of premium revenues was 84.6% for the period ended September 30, 2003 compared with 86.4% for the nine months ended September 30, 2002.

      Commissions and administrative expenses stated as a percentage of premium revenue was 13.4% for the period ended September 30, 2003 compared with 14.4% for the same period in the prior year. Total administrative expenses decreased $1.3 million for the nine months ended 2003 compared to the same period in 2002. This reduction was the result of reductions in staffing realized in the first quarter of 2003 together with operational efficiencies focused on by MDNY throughout 2002 offset by increasing commission costs.

      Net income for the period ended September 30, 2003 was $1,481,333 compared to a net loss of $723,528 for the same period in the prior year. This increase in net income is primarily the result of overall increase in premium yields realized in 2003 offset by lower than anticipated medical costs and administrative costs in 2003 compared to 2002.

      Liquidity and Capital Resources

      Cash and cash equivalents for the nine months ended September 30, 2003 decreased to $38,105 from $694,449 at December 31, 2002. The decrease in net cash and cash equivalents is related to the timing of payment claims and other liabilities offset by delays in the collection of premium receivables resulting from slower paying hospitals.

      MDNY had a negative working capital of $18,335,974 at September 30, 2003 compared to a negative working capital of $22,316,000 at December 31, 2002. The negative working capital decreased as of September 30, 2003 primarily due to earnings generated during 2003. The Company anticipates that 2003 rate increases together with the other operating initiatives described above under the caption "Business--Business Strategy" will produce sufficient cash flows to meet MDNY's obligations. There can be no assurance that MDNY will be able to achieve sufficient cash flows.

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

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and are payable quarterly. See Note 7 to the Consolidated Financial Statements included elsewhere herein. These loans together with the accrued interest brought MDNY's September 30, 2003 to a statutory net worth of $7.2 million compared to the NYSID required net worth of $7.8 million. (Under
Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID).

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

      There is a divergence of interpretation as to how the new transaction standards are to be implemented and as a result, MDNY could face increased costs and complexity, and a temporary disruption in MDNY's business processes. MDNY is continuing to make good faith efforts to comply with the standards. At this time, the Company cannot estimate the potential impact of implementing (or failing to implement) the HIPAA transaction standards on cash flows and results of operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        None.

Item 5. Other Information.
        None.

Item 6. Exhibits and Reports on Form 8-K.
        a. Exhibits

        31(a) Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

        31(b) Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

        32(a) Chief Executive Officer Section 1350 Certification

        32(a) Chief Financial Officer Section 1350 Certification

(1) Filed herewith.

        b. Reports on Form 8-K.
           None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Long Island Physician Holdings Corporation

      By: /s/ PAUL KOLKER, M.D.
          ---------------------------------------------
         Name:   Paul Kolker, M.D.
         Title:  President and Chief Executive Officer


         Date February 4, 2004