Form 10-K
period 2003-12-31
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2004-02-18
CIK 1006868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

      Indicate by check mark whether the registrant is an accelerated filer (as defined under Rule 12b-2 of the Act). Yes __ No X.

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: As of December 31, 2002 there were 1,506 shares of Class A common stock and 4,333 shares of Class B common stock outstanding.

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

                                     PART I

Item 1. Business

Company Overview

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") is a New York corporation formed in 1994 and owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY Healthcare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO"), that currently operates in Nassau and Suffolk counties, New York. The financial statements of MDNY are consolidated into the audited financial statements of the Company. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. At December 31, 2002, MDNY had approximately 62,000 members ("Members"), comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans.

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

Recent Developments

      Certain Regulatory Matters.

      The New York State Department of Health ("NYSDOH") and the New York State Insurance Department ("NYSID") require MDNY to maintain reserves in the form of cash and statutory net worth.

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

      With respect to years prior to 2001, MDNY was contractually obligated to pay a capitated amount to Island IPA for covered services provided by participating providers. Through 2001, however, MDNY continued to pay medical claims to Island IPA relating to claims with dates of service prior to January 1, 2001 in excess of capitated amounts for years prior to 2001. These payments resulted in medical claim obligations due by Island IPA to providers of approximately $22.2 million and $23.2 million, reflected in MDNY's financial statements as payments in excess of capitation as of December 31, 2002 and 2001, respectively (the "Island Debt"). NYSID's position was that the Island Debt should be carried on the financial statements of MDNY as a liability of MDNY and not of Island IPA, causing MDNY to be deficient in its reserves.

      In order to meet NYSID's concerns, MDNY converted the capitation-based contract with Island IPA to a fee for service based IPA Participation Agreement effective January 1, 2001.

      In addition, with NYSID's approval, MDNY, Island IPA and the Catholic Health System of Long Island, Inc. ("CHSLI"), an affiliate of CHNLI, on behalf of five catholic hospitals that act as providers to MDNY (the "Hospitals"), entered into a Recovery and Subordination Agreement (the "Recovery Agreement"), dated July 12, 2001 and effective January 1, 2002. Pursuant to the Recovery
Agreement: (i) Island IPA is required to pay the Island Debt pursuant to a Repayment Plan, whereby Island IPA is obligated to withhold, and remit to MDNY, 5% of all payments due to Island IPA participating providers, Island IPA is required to pay MDNY a $1.50 per member per month network access fee, and Island IPA is required to pay to MDNY the net revenue it receives from sources other than MDNY; (ii) until the Island Debt is repaid, Island IPA, Island IPA's participating providers and the Hospitals agreed (a), in the event that MDNY becomes insolvent (pursuant to a court approved order or admits its inability to pay its debts), to subordinate their rights to payment by MDNY of outstanding claims (including IBNR) to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt, and (b) that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals; and (iii) the amount of the Island Debt outstanding from time to time will be carried on the financial statements of MDNY as an admitted asset. The aggregate amount owed by MDNY to the subordinating parties in the form of medical claims payable was approximately $25 million and $24.6 million as of December 31, 2002 and 2001, respectively.

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

      As of December 31, 2002 MDNY reported a net operating loss of $1.4 million and net worth of $4.8 million. The contingent reserve requirement at December 31, 2002 was $7.8 million. (NYSID reserve requirements are calculated based upon the greater of the contingent reserve or escrow deposit. The contingent reserve is calculated by incrementally adding 1% of premiums written not to exceed 5% (i.e., $7.8 million)). The escrow deposit is calculated as 5% of the following year's expected medical costs.

      On April 10, 2003, with the filing of the December 31, 2002 Annual Report, NYSID was notified that MDNY was impaired by $3 million. As a result of the impairment, NYSID directed MDNY to take appropriate action to achieve net worth of at least $7 million (MDNY's escrow deposit requirement) by July 10, 2003. On May 14 2003, NYSID directed MDNY to provide monthly financial statements.

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

      Certain Financial Information. The consolidated financial statements of the Company as of December 31, 2002 and for the year then ended have been prepared assuming that the Company will continue as a going concern.

      As of December 31, 2002, the IPAs had an accumulated deficit of approximately $22 million, reduced from $24 million at December 31, 2001. The approximately $2 million reduction in deficit reflects the effect of the 5% "withhold" generated pursuant to the Recovery Agreement by 2002 claims paid to MDNY as of December 31, 2002. The IPAs' deficits were primarily the result of MDNY's and the IPAs' participation in the Medicare program from years 1997 through 2000.

      MDNY received approval from NYSID for commercial premium rate increases of approximately 20% and 11.56% for 2003 and 2002 respectively.

Business Strategy

      In order to improve liquidity and achieve profitability, MDNY reduced the IPA's physician fee schedule effective April 1, 2003 in order to support improved operating results in 2003. The fee schedule reduction was implemented effective May 15, 2003. In addition, NYSID approved an additional 10% rate increase for MDNY's sole proprietor Members effective June 1, 2003. MDNY increased its enrollment 13% during 2002, primarily due to growth in this Member group. MDNY reduced its commissions to general agents and associations effective January 1, 2002 from 8% to 6% of premiums on all groups regardless of enrollment date. MDNY continues to streamline its operations focusing on reducing administrative costs. In addition, MDNY historically had negative operating results on its POS plans while achieving profitability on its HMO plans. Effective January 1, 2003, MDNY decreased enrollment in its POS plans approximately 40% while the HMO plans increased approximately 15%. As a result of the rate increases, MDNY's enrollment as of May 2003 decreased 15% from December 31, 2002. This enrollment decrease is primarily related to the POS products which historically were not profitable. MDNY anticipates that these steps together with the loss in the POS membership should help achieve profitability for MDNY for the year ending December 31, 2003.

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

Competition

      The health care industry, both generally and in the New York metropolitan area, is characterized by intense competition. MDNY competes with independent HMOs, such as Health Insurance Plan of New York and Oxford Health Plans, Inc., which have significant enrollment in the New York metropolitan area. MDNY also competes with HMOs and managed care plans sponsored by large health insurance companies, such as CIGNA Corporation, Aetna U.S. Healthcare Inc., United Health Group and Blue Cross/Blue Shield. These competitors have large enrollment levels in MDNY's service area. These competitors generally have been in existence for longer periods of time than MDNY, are better established than MDNY, and have greater financial resources, management experience and product development programs than MDNY. In addition, other organizations with resources greater than those of MDNY may enter into competition with MDNY by providing, for example, alternative healthcare delivery systems, by offering greater benefits for a smaller premium payment, or by offering products outside of the scope of MDNY's licensure. Additional competitors may enter MDNY's markets at any time in the future.

      The Company believes that the network of providers under contract with MDNY is an important competitive advantage. However, the cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups, and certain of MDNY's competitors have developed products with premium rates below MDNY's based upon benefit plan designs that are outside of the scope of MDNY's licensure. Although MDNY's service area has recently experienced large premium rate increases, the Company anticipates that MDNY's premiums will not be further increased in 2003. There can be no assurance that MDNY will be able to compete effectively for the business of employer groups. If MDNY is unable to attract subscribers for its medical services, it will adversely affect MDNY's ability to generate revenues, thereby limiting MDNY's ability to make payments to the IPA's participating providers.

MDNY

      Business Overview

      MDNY is an independent practice association-model HMO that is licensed by the State of New York to operate in Nassau and Suffolk counties, New York. At December 31, 2002, MDNY had 115 full-time employees, including its Chief Executive Officer and Chief Financial Officer and its Chief Medical Officer. MDNY's operations commenced on January 1, 1996. MDNY provides comprehensive health care services to its Members for a fixed monthly premium, plus a co-payment, as applicable, by the Member to a participating physician for each office visit generally, and a dispensing fee or co-payment to the pharmacy for each prescription filled. The basic benefits provided within a Member's benefit plan consist of primary and specialty physician care, inpatient and outpatient hospital services, emergency and preventive health care, laboratory and radiology services, ambulance services, eye care, physical and rehabilitative therapy services, chiropractic services, mental health care, and alcohol and substance abuse counseling. For an increased monthly premium, Members have the option to receive prescription drugs and other supplemental benefits through the purchase of benefit plan "riders". At December 31, 2002, MDNY had approximately 62,000 Members, comprised of individuals and families, enrolled in its health maintenance plans. MDNY's primary product lines include point-of-service plans and traditional HMO plans. A significant component of MDNY's membership and, therefore, premium revenue is derived from small groups and sole proprietors enrolling through associations or, after June 1, 2003, directly. This Member group has traditionally experienced higher medical loss ratios than the other groups in MDNY's Member base. Effective June 1, 2003, NYSID approved a 10% rate increase with respect to sole proprietor members to help offset the higher medical loss ratio associated with this Member group. MDNY's management currently monitors and evaluates MDNY's financial performance based on the combined service area of Nassau and Suffolk counties.

      MDNY provides health care services to the Diocese of Rockville Center (the "Diocese") and employees of the Hospitals affiliated with CHSLI. Premiums from the Diocese and the Hospitals represented approximately 30% of total premiums earned by MDNY during both 2002 and 2001. MDNY is subject to the New York Women's Health and Wellness Act, which, as of January 1, 2003, obligates MDNY to provide contraceptive devices to its members, in conflict with the ethical policies of the Diocese. In light of this conflict, CHNLI could reconsider its ability to own stock in MDNY or the Diocese or any of the Hospitals could elect not to renew their respective subscriber contracts with MDNY upon expiration thereof in 2005 or 2006, as the case may be. If such subscriber contracts were to expire, MDNY could lose all or part of such premium revenues, which could have a material adverse effect on MDNY's business and financial condition. MDNY currently anticipates that, even if such contracts were not renewed, it would continue to service most of the members currently serviced thereunder directly on terms at least as favorable to MDNY as those currently in effect. There can, however, be no assurance as to the effect on MDNY of the expiration of such subscriber contracts.

      MDNY entered into the Professional Services Agreements for the provision of applicable healthcare services to Members, pursuant to which Island IPA arranges for the provision of medical and surgical services and Island Dental Professional Association IPA, Inc. arranges for the provision of dental services. Island Behavioral Health Association IPA, Inc., which arranged for the provision of behavioral health services including psychiatry became inactive in 2002. Each IPA is responsible for contracting with individual health care providers and for overseeing the initial and continuous screening of participating health care providers. MDNY made direct payments to IPA participating providers in 2002 for professional and ancillary services rendered to Members.

      All physicians who, through their contractual relationship with an IPA, participate in MDNY's provider network are required to participate in MDNY's quality improvement and utilization review programs. The quality improvement program is designed not only to maintain but also to continually improve the delivery of proper medical care and includes:

      o Utilization reviews, management programs and outcome studies, which evaluate statistical information with respect to services used by Members and prescribed by participating physician providers relating to such topics as preventive care services, prescription drugs, physician visits, emergency room use, hospital admissions and referrals made by primary care physicians to specialists;

      o Quality of care reviews, which identify issues affecting Members, such as physician availability, physician treatment patterns and the structure and content of medical records;

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

      Additionally, the Company believes that educating MDNY's Members with respect to health care is a critical component in health care cost containment. MDNY's quarterly newsletter to its Members contains, among other items, information on preventive health care. MDNY also distributes information by telefax to participating providers. To further promote Member participation in controlling health care costs, MDNY requires co-payments by its Members for most office visits and some other services. Certain contracts also require Members to pay co-payments for inpatient services.

      The Company is subject to the risk of disruption in MDNY's health care provider network. Network hospitals and other health care providers could terminate their contracts with MDNY. MDNY's contracts with hospitals that serve a significant portion of its business are generally subject to multiple year contracts, all of which hospital contracts can be terminated on specified notice. MDNY is routinely engaged in negotiations with health care providers, including various hospitals and hospital systems, involving payment arrangements and other contract terms. During such negotiations, hospitals, hospital systems, physicians and other providers may threaten to or, in fact, provide notice of termination of their agreement with MDNY as part of their negotiation strategy. These disputes could adversely affect MDNY or could expose MDNY to regulatory or other liabilities. Cost-containment arrangements entered into by MDNY could be adversely affected by difficulties encountered in the implementation or administration of such agreements, regulatory actions, contractual disputes, or the failure of the providers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians, hospitals or other providers in MDNY's service areas, could enhance the providers' bargaining power with respect to higher reimbursement levels and changes to MDNY's utilization review and administrative procedures.

      MDNY has contracts with approximately 30 hospitals in its Long Island, New York service area providing for inpatient and outpatient care to MDNY's members. MDNY generally reimburses hospitals under these contracts based on negotiated per diems, diagnostic related groups ("DRGs"), case rates and fee schedules and, to a lesser extent, at prices discounted from the hospital's billed charges. The Company believes that the rates in these contracts are generally competitive.

      MDNY has various multi-year agreements with hospitals and hospital systems that are designed to provide predictability with respect to hospital costs and is currently negotiating with other hospital and hospital systems for similar multi-year arrangements. Contracts with seven hospitals are subject to renegotiation in 2003. In addition, there has been significant consolidation among hospitals in MDNY's service area, which tends to enhance the combined entity's bargaining power with managed care payors. As a result, MDNY has the risk that certain hospitals may seek higher rates or seek to impose limitations on MDNY's utilization management efforts. MDNY is routinely engaged in negotiations with various hospitals and hospital systems and, in connection therewith, such hospitals and hospital systems may threaten to or, in fact, provide notice of termination of their agreements with MDNY as part of their negotiation strategy. The Company cannot guaranty that MDNY will be able to continue to secure multi-year agreements in the future.

MDNY Products

      HMO Product

      MDNY's HMO products are offered through two plan designs: MDFlex and MDFocus, which were previously marketed as MDValue, MDSelect and MDClassic ("HMO Product"). Although currently there are members enrolled in MDValue, MDSelect and MDClassic plans, MDNY stopped actively marketing these plans as of January 1, 2001.

      MDFocus and MDFlex plans are offered with a comprehensive selection of copays and requires the Member to select a personal physician who specializes in primary care (a primary care physician or "PCP") to oversee their healthcare needs. In the MDFlex program, the Member must stay within MDNY's extensive participating provider network for healthcare services and is required to obtain referrals for out-of-network care. In the MDFocusplan, members have access to a more defined, selective network. All MDNY plans allow members direct access to specialists without a referral.

      HMO Product premiums accounted for approximately 72%, 68% and 73% of total premiums earned by MDNY in 2002, 2001 and 2000, respectively.

      POS Product

      MDNY's point-of-service product allows Members direct access to MDNY's preferred network and gives Members the additional option to select any physician outside the MDNY preferred network, even without a referral ("POS Product"). Members who choose the POS Product must meet an annual deductible and pay the appropriate coinsurance amount. POS Products are offered through the MDFlex and MDFocus programs.

      POS Product premiums accounted for approximately 28%, 32% and 27% of total premiums earned in 2002, 2001 and 2000, respectively.

      Medicare Product

      Effective January 1, 2001, MDNY withdrew from the Medicare program and its Medicare members transferred to alternate health plans.

Workers' Compensation Product

      In January 1997, MDNY formed MDNY CompGuard, Inc., a workers' compensation managed care PPO. Pursuant to the NYSDOH's managed workers' compensation guidelines, MDNY CompGuard was certified by the NYSDOH to operate as an occupational health and workers' compensation PPO in February 1998. At December 31, 2002, MDNY CompGuard, Inc. had no significant financial activity. This company was dissolved in 2003.

Marketing

      MDNY markets its products through a network of general agents and brokers that market MDNY's products to small-employer groups and associations. MDNY also maintains an in-house sales force for direct marketing to non-brokered accounts.

      In March 1997, MDNY formed MDNY Preferred Network, Inc. to market PPO products. to large employer groups and unions that desire to offer medical or dental benefits on either an insured or self-insured basis to their employees or members. At December 31, 2002, MDNY Preferred Network, Inc. had no significant operations or financial activity.

Government Regulation

      Federal and state laws and regulations impose substantial requirements on MDNY regarding such matters as licensure, provider networks, medical care delivery and quality assurance programs, provider contracts (including but not limited to contracts that involve risk sharing or transfer), certain administrative services contracts, approval of contracts with health care providers and administrative services providers, claims payment standards, minimum coverage obligations, including mandatory benefits, policy language, mandatory product offerings, utilization review standards and procedures, including internal and external member and provider appeals and financial condition, and disclosures to members and providers. In addition, MDNY is subject to state and federal laws and regulations relating to financial requirements and regulations relating to premium rates, loss ratios, cash reserves, minimum net worth, participation in certain state-wide risk spreading pools among insurers, and transactions between affiliated companies, including dividends. Recently enacted state and federal laws and regulations impose additional requirements on MDNY relating to security and confidentiality of health care information. As part of the regulatory process, MDNY is required to file periodic reports with the relevant state agencies relating to, among other things, operations, premium rates and covered benefits, financial condition and marketing practices.

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

      As a New York State certified HMO, MDNY is subject to the New York Women's' Health and Wellness Act. The Act provides that, subject to certain exceptions (including for certain Religious Employers, as defined in the Act) all policies issued, renewed, modified or altered on or after January 1, 2003 must provide FDA approved contraceptive drugs and devices as part of prescription drug coverage through the addition of a rider.

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

      MDNY is also affected by certain state regulated risk allocation pools and state health care public policy initiatives. The risk allocation pools are designed primarily to spread the claims risk. New York also impose assessments that are used to fund the state health and insurance departments and other state initiatives. Examples of these programs include, but are not limited to: the New York Market Stabilization Pools, which require insurers participating in the small group and individual insurance market in New York to contribute certain amounts to, or receive certain amounts from, the New York Stabilization Pools based upon certain criteria outlined in the applicable regulations; and the New York Stop Loss Pools, which provide insurers participating in certain mandated programs in New York with a limited amount of stop loss insurance for claims paid under these programs.

      In January 1, 1997, New York State enacted the Health Care Reform Act of 1996 (the "HCRA"), which allows all private healthcare payors to negotiate payment rates for inpatient hospital services. Prior to enactment of HCRA, only HMO's could negotiate rates for these services. The enactment of HCRA adversely affected the ability of HMO's to negotiate rates. Also, beginning in January 1997, MDNY elected to make payments to state funding pools to finance hospital bad debt and charity care ("BDCC"), graduate medical education ("GME") and other state programs under the HCRA. Previously, hospital bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. On December 30, 1999, HCRA was extended through June 30, 2003. The state of the economy has affected individual states' budgets, which could result in New York attempting to defray these costs through increased taxes, new taxes, increased assessments and new assessments on the programs in which MDNY participates such as the New York GME and BDCC programs and other programs. In New York, the Governor's proposed 2003-2004 fiscal budget proposes, among other things, a doubling of the premium tax, a 10% increase in the BDCC assessment, an approximate 5% increase in the GME assessment, and an approximate 30% increase in the assessment for the NYSID and NYDOH budgets (to which MDNY is required to contribute). Although MDNY could attempt to mitigate or cover its exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that MDNY will be able to mitigate or cover all of such costs resulting from the proposed New York State budget, when enacted. Although MDNY has attempted to modify its product offerings to address the changing needs of its membership, there can be no assurance that the effects of the current downturn in economic conditions will not cause its existing membership to seek health coverage alternatives that MDNY does not offer or will not result in significant membership loss, lower average premium yields or decreased margins on continuing membership.

      During the past several years, New York has enacted significant pieces of legislation relating to managed care plans which contain provisions relating to, among other things, consumer disclosure, utilization review, removal of providers from the network, appeals processes for both providers and members, mandatory benefits and products, including infertility and clinical trials, state funding pools, prompt payment and provider contract requirements. It is difficult to predict whether additional regulatory requirements may apply to the operations of HMOs. It should be assumed, however, that the health care delivery system in New York State will continue to be subject to a high level of regulatory control, which may impose additional limitations on the ability of HMOs (including MDNY) to engage in various financial transactions.

      Effective July 1, 1999, New York enacted a new law establishing a right for health care consumers to obtain an external review of determinations made by HMOs and insurers when coverage of health care has been denied on the grounds that the service is not medically necessary or that such service is experimental or investigational and establishing standards for the certification of the external review agents. In addition, the law requires provider contracts to include an explanation of provider payment methodologies; the time periods for provider payments; the information to be relied upon to calculate payments and adjustments; and the process to be employed to resolve disputes concerning provider payments. In 2002, 310 claims were submitted and closed for external review.

      In 1998, New York enacted a law requiring the current Consumer Guide published by NYSID, which ranks health plans based on the ratio of complaints found to be valid and the ratio of appeals made through the grievance and Utilization Review process, including the number of times a health plan reverses a decision, to also include, effective September 1, 1999, the rate of physician board certification; provider turnover rates; the percentage of enrollees who have been seen for ambulatory or preventive care visits during the previous three years of enrollment; methods used to compensate providers; accreditation status of plans and indices of quality, including rates of mammography, prostate and cervical cancer screening, prenatal care, immunization; other information collected through the Quality Assurance Reporting Requirements; and the results of a consumer satisfaction survey conducted by MDNY.

      Pursuant to the prompt payment guidelines established under New York law, HMOs are required to pay providers within 45 calendar days of receipt of undisputed claims submitted for services provided. In the event a claim is disputed, the insurer or HMO must notify the provider within 30 calendar days of receipt and request additional information if necessary. In addition, interest on late claims and penalties of up to $500 per day per claim may be imposed upon an HMO that does not comply with the prompt payment guidelines.

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

Federal Regulation

      One of the most significant applicable federal laws is the Health Maintenance Organization Act of 1973, as amended (the "HMO Act"), and the rules and regulations promulgated thereunder. The HMO Act governs federally qualified HMO's, and prescribes the manner in which such HMO's must be organized and operated. MDNY is a federally qualified HMO.

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

      The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") has had a significant effect on MDNY's operations. Regulations promulgated under HIPAA seek, among other things, to (i) ensure portability of health insurance to individuals changing jobs or moving to individual coverage by limiting application of preexisting condition exclusions, (ii) guarantee availability of health insurance to employees in the small group market and
(iii) prevent exclusion of individuals from coverage under group plans based on health status. New York State has a similar law. HIPAA also imposed new standards of protection against inappropriate use and disclosure of patient-identifiable health information that are applicable to health plans, their contracted entities and business associates. The U.S. Department of Health & Human Services ("DHHS") was directed to develop rules for standardizing electronic transmission of health care information and to protect its security and privacy. Under these rules, health plans, clearinghouses and providers will now be required to (a) comply with a variety of requirements concerning their use and disclosure of individuals' protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final privacy rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA privacy rules could expose MDNY to additional liability for, among other things, violations by its business associates. HIPAA's requirements with regard to privacy and confidentiality were effective as of April 2003. Also as part of HIPAA, DHHS has issued final rules standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers and clearinghouses, including MDNY, are required to conform their electronic and data processing systems with HIPAA's electronic transaction requirements. The effective date of these rules has been delayed until October 2003 for those health that filed an application by October 2002. MDNY currently estimates its incremental costs for HIPAA compliance to be less than approximately $750,000 in 2003 but believes that it will incur additional costs in 2004 and beyond. However, the Company cannot predict the ultimate impact HIPAA will have on MDNY's business and results of operations in future periods.

       The Employee Retirement Income Security Act of 1974 ("ERISA") governs employee welfare plans, including self-funded plans. There have been recent legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations are enacted, they might increase MDNY's exposure under state law claims that relate to self-funded plans administered by MDNY and may permit greater state regulation of other aspects of those business operations.

Proposed Federal and State Legislation

      State and federal government authorities are continually considering changes to laws and regulations applicable to MDNY. Over the past several years there has been significant controversy over allegations that payment for care has been inappropriately withheld or delayed by health care plans. This has led to significant public and political support for reform of health care regulation. The U.S. Congress and New York routinely consider regulation or legislation relating to mandatory coverage of certain benefits, provider compensation arrangements, health plan liability in cases when members do not receive appropriate or timely care, disclosure and composition of physician networks, health plan solvency standards and procedures dictating health plan utilization management and claim payment standards, among other matters. In recent years, bills have been introduced in the legislature in New York, including some form of the so-called "Any Willing Provider" initiative which would require HMOs to allow any provider or facility meeting their credentialing criteria and willing to accept the HMOs reimbursement and conditions of participation to join their network regardless of geographic need, hospital admitting privileges and other important factors. Certain of these bills have also included provisions relating to mandatory disclosure of medical management policies and physician reimbursement methodologies. Numerous other health care proposals have been introduced in the U.S. Congress and in the state legislature. These include provisions which place limitations on premium levels, impose liability on health plans in cases when members do not receive appropriate or timely care, increase minimum capital and reserves and other financial viability requirements, prohibit or limit capitated arrangements or provider financial incentives, mandate benefits (including coverage of early intervention services, mandatory length of stay with surgery or emergency room coverage), define medical necessity and an antitrust exemption to permit competing health care professionals to bargain collectively with health plans and other entities.

      Congress is also considering proposals relating to health care reform, including a comprehensive package of requirements on managed care plans called the "Patient Bill of Rights" ("PBOR") legislation. In 2001, the U.S. Senate and

U.S. House of Representatives passed separate versions of the PBOR. Although the Senate and House versions of the PBOR legislation have significant differences, both seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other things. If PBOR legislation is ultimately passed by Congress and signed into law, it could expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant effect on the Company's results of operations. Although the Company could attempt to mitigate its ultimate exposure from such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

      Recently enacted legislation and the proposed regulatory and legislative changes described above, if enacted, could increase health care costs and administrative expenses and otherwise adversely affect the business, results of operations and financial condition of the Company and its competitors.

Availability of SEC Reports

      The Company does not maintain an internet web site and therefore does not make its periodic and current reports available on the internet. Upon written request, the Company will make available electronic or paper copies of its filings free of charge.

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

Item 3. Legal Proceedings

      MDNY is party to a number of claims and lawsuits arising out of the normal course of business. Certain of these actions seek damages in various amounts. In most cases, such claims are covered by insurance. The Company believes that none of the claims or pending lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      The 2001 Annual Meeting of Company's shareholders was held on December 19, 2001 in order to elect four Class A directors and ratify the appointment of the Company's auditors for 2001. A quorum was absent and the meeting was adjourned. The Company did not hold an Annual Meeting of Shareholders in 2002. No matters were submitted to a vote of security holders during the fourth quarter of 2002 through the solicitation of proxies or otherwise.

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

      At December 31, 2002 there were 1,506 shareholders of record of the Company's Class A Common Stock and 4,333 holders of record of the Company's Class B Common Stock. "See Certain Relationships and Related Transactions."

Item 6. Selected Consolidated Financial Data

      The following selected financial data have been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere herein.

      The selected financial data in the table as of December 31, 2002, 2001, 2000, 1999 and 1998 are derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers, LLP, independent auditors, as indicated in their report included elsewhere in this Form 10-K. The audit report includes an explanatory paragraph regarding certain conditions which raise substantial doubt about the Company's ability to continue as a going concern. See "Consolidated Financial Statements."

Statement of Operations Data:
(in thousands, except per share data)

                                                                                     Year ended December 31,
                                                               --------------------------------------------------------------------
Revenue:                                                          2002           2001           2000           1999          1998
                                                                  ----           ----           ----           ----          ----
   Premiums earned                                             $ 158,310      $ 146,505      $ 188,929      $ 146,339      $ 90,273
   Investment income                                                 676          1,957          2,744            404           419
                                                               ---------      ---------      ---------      ---------      --------
Total revenue                                                  $ 158,986      $ 148,462      $ 191,673      $ 146,743      $ 90,692
Expenses:
   IPA medical expenses                                        $ 137,161      $ 123,401        152,829        117,682        71,293
   Excess IPA capitation                                              --          6,000             --             --
   Commission expense                                              6,731          5,611          6,412          4,149         2,105
   Reinsurance, net                                                  609            300            594            500           336
   Management fees                                                11,264         19,430         15,390
   General and admin expenses                                     15,541         20,150          9,771          6,121         2,934
   Depreciation                                                      338            498            167             --            --
                                                               ---------      ---------      ---------      ---------      --------
Total expenses                                                   160,379        149,960        187,037        147,882        92,058
                                                               ---------      ---------      ---------      ---------      --------
Operating income (loss)                                           (1,393)        (1,498)         4,636         (1,139)       (1,366)
Income (loss) before minority interest                            (1,393)        (1,498)         4,636         (1,139)       (1,366)
Provision for income taxes                                           (46)           (23)           (91)            --            --
Minority interest in (income) loss of subsidiary                     475            490         (1,573)           337           439
Net income (loss)                                              $    (964)     $  (1,008)     $   2,972      $    (802)     $   (927)
                                                               =========      =========      =========      =========      ========
Basic and diluted income (loss) per share                      $    (165)     $    (173)     $     509      $    (137)     $   (159)
Basic and diluted weighted average shares                          5,839          5,839          5,839          5,839         5,839

Balance sheet data:
(in thousands)

                                                                                     Year ended December 31,
                                                               --------------------------------------------------------------------
Revenue:                                                          2002            2001           2000           1999          1998
                                                                  ----            ----           ----           ----          ----
Working capital/(deficiency)                                     (22,317)       (19,014)           334         (2,397)         (911)
Total assets                                                      43,881         45,199         25,279         20,573        16,859
Long-term debt                                                     3,247          3,135          2,969          2,746         2,554
Total liabilities                                                 41,798         41,676         20,258         20,286        15,191
Minority interest                                                  1,247          1,722          2,213            640           977
Shareholders' equity/(Deficiency in assets)                          836          1,801          2,808           (353)          691

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

      The Company's financial statements as of December 31, 2002 and for the year then ended have been prepared assuming that the Company will continue as a going concern. See Consolidated Financial Statements.

General Overview

      The Company owns 67% percent of the stock in MDNY. The Company is a holding company whose principal asset is its investment in MDNY and conducts no operating activities of its own, other than administrative and legal costs which are funded by MDNY.

      MDNY's principal source of revenue is premiums earned. Other revenue consists principally of interest income for 2002. Premiums earned represented 99.6% and 98.7% of MDNY's total revenue for the years ended December 31, 2002 and 2001, respectively.

      MDNY's ability to achieve profitability depends principally on reducing its medical expenses as a percentage of its premium revenue (the "medical loss ratio" or "MLR") and sufficiently reducing its administrative costs. During 2002, MDNY continued to implement programs to reduce administrative costs. Although MDNY was able to reduce its administrative costs by $4 million or 16%, (on a per member per month basis) as a result of the increase in membership associated with sole proprietors which historically have higher medical costs than the small group market, medical costs increased 11% and commissions increased 20%. Commissions paid to general agents and associations increased over 2002 because the sole proprietor market prior to June 2002 could only enroll through associations. These increases offset any savings realized on administrative costs resulting in a net loss reported at December 31, 2002 of $1.4 million.

      MDNY seeks to control medical expenses through arrangements with its affiliated IPAs and with non-IPA primary care physicians, with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers. MDNY's medical loss ratio was 87% and 84.4%, respectively, for 2002 and 2001. This increase in MLR is primarily attributable to an increase in enrollment of sole proprietors, through association contracts or directly, which historically have increased medical costs associated with them.

      During 2002, the working capital deficit increased as (i) MDNY continued to pay claims incurred in years prior to 2001 on behalf of Island IPA in excess of contracted capitated amounts for those years and (ii) MDNY paid Island IPA for claims incurred in 2001 and 2002 at higher rates under the revised fee-for-service arrangement between MDNY and Island IPA than the capitated rates in effect for claims incurred in years prior to 2001.

      The New York State Insurance Department has created Market Stabilization Pools (the "New York Stabilization Pool") for the small group and individual insurance markets. This pool operates on a calendar year basis. According to state regulations, certain insurers participating in the small group and/or individual markets will be required to make payments to the New York Stabilization Pool, and other insurers will receive payments from the New York Stabilization pool. For the years 1999 and prior, two separate pools operated. Demographic data submitted by insurers was used to determine payments to and payments from one pool. Data related to the incidence of certain specified medical conditions was used to determine payments to and/ or from another pool. For the years subsequent to 1999, a single pool operates based on the experience of each insurer with respect to specified medical conditions. At December 31, 2002, MDNY had recorded a receivable of approximately $600,000 associated with the Demographic pools for years 1998 and 1999.

      MDNY has also established a receivable of approximately $1.0 million at December 31, 2002 related to certain stop loss pools (together with the New York Stabilization Pool, the "Pools") established by the State of New York under the Health Care Reform Act of New York which provides a limited amount of stop loss insurance funds to cover 90% of certain paid claims for certain New York Mandated Plans and for the Healthy New York Plan. The regulations governing the stop loss pools were extended by the New York State legislature until June 30, 2005.

      While MDNY has established its recoveries under the Pools based on its interpretations of the regulations, the amounts recorded related to the Pools may differ materially from the amounts that will ultimately be paid or received from the Pools based on final reconciliations. There can be no assurance that MDNY will receive additional funds in the future related to the Pools.

      Results of Operations

      The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the years indicated:

Statement of Operations Data                         Year ended December 31,
                                              ----------------------------------
Revenue:                                         2002         2001         2000
                                                 ----         ----         ----

   Premiums earned                              99.6%         98.7%        98.6%
Investment and other income                       .2           1.3          1.4
Total revenue                                  100.0         100.0        100.0
Expenses:
IPA medical expenses                            86.3          83.1         79.7
Excess IPA capitation                            3.1
Commissions expense                              4.2           3.8          3.3
Reinsurance expense, net                          .4            .2           .3
Management fees                                  5.9
General and administrative expenses              9.8          13.6          5.1
Depreciation                                      .2            .3           .1
   Total expenses                             (100.9)       (101.0)        97.5
   Operating income (loss)                       (.9)         (1.0)         2.4
Provision for income taxes                        .03           .02         0.1
Income (loss) before minority interest           (.9)         (1.0)         2.4
Minority interest in subsidiary                   .3            .3          (.8)
Net income (loss)                                (.6)          (.7)         1.6

Statistical Data:
      Enrollment                              62,853        55,361       76,700
      Member months                          713,714       695,596      911,200
   *  Medical loss ratio                        87.0%         84.4%        84.4%
   ** Administrative loss ratio                 14.2%         17.7%        14.6%

--------------------------------------------------------------------------------
   * Medical loss ratio - Medical expense and net reinsurance expense divided by total premium revenue.
   ** Administrative loss ratio - Commission expense, management fees, depreciation expense, and general and administrative expense divided by total premium revenue.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenues for the year ended December 31, 2002 and 2001 were $[158,986,071] and $148,461,819, respectively, generated primarily through health premiums earned. At December 31, 2002, MDNY's commercial enrollees totaled approximately 62,000 as compared to approximately 55,000 at December 31, 2001. Revenue increased $10.5 million or 7.1% in 2002 compared to 2001 as a result of increased member months and premium rates in 2002 compared with 2001. Total member months for 2002 increased approximately 7,118 or 14.3% from 2001. The remaining increase in premium revenue was a result of premium rate increases during 2001.

      Total expenses for the year ended December 31, 2002 were $160,379,021 as compared to $149,960,087 for the year ended December 31, 2001. This 7% increase in expenses is the result of higher than anticipated medical costs and commissions as the membership growth in 2002 primarily consisted of sole proprietors. Prior to June 2002, this Member group was prohibited from directly enrolling for health insurance with MDNY and was required to enroll through associations.

      Health care service expense stated as a percentage of premium revenues was 87.0% for 2002 compared with 84.4% for 2001. Medical expenses paid to the IPAs on fee for services basis increased approximately 11.1%. This increase is consistent with the overall increase in sole proprietor business. The medical loss ratio was 87.0% for 2002.

      Administrative expenses stated as a percentage of premium revenue was 14.2% for 2002 compared with 17.7% for 2001. This reduction was the result of reductions in staffing realized in the first quarter of 2002 together with operational efficiencies focused on by the Company throughout 2002 to help offset increasing medical and commission costs.

      Net loss for the year ended December 31, 2002 was $964,000 compared to a net loss of $1,008,000 for 2001. This loss is primarily the result of higher than anticipated medical and commission costs realized in 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues for the year ended December 31, 2001 and 2000 were $148,461,819 and $191,673,166, respectively, generated primarily through health premiums earned. At December 31, 2001, MDNY's commercial enrollees totaled approximately 55,100 as compared to approximately 70,600 in 2000. At December 31, 2001, MDNY had no Medicare enrollees as compared to approximately 6100 in 2000. Revenue decreased $43 million or 23% in 2001 compared to 2000 as a direct result of MDNY's decision to withdraw from offering the Medicare product effective January 1, 2001. Total member months for 2001 decreased approximately 215,604 or 24% from 2000.

      Total expenses for the year ended December 31, 2001 were $149,960,087 as compared to $187,036,840 for the year ended December 31, 2000. This 20% decrease in expenses is consistent with the reduction in medical expenses associated with the loss of Medicare enrollees in 2001.

      Effective January 1, 2001 MDNY entered into a new contract with the Island IPAs whereby the IPAs would be reimbursed on a fee for service basis for all covered services. MDNY assumed full risk for all medical claims for covered services effective January 1, 2001. Prior to 2001, MDNY paid the IPA's a fixed percentage of premiums as agreed upon in the contract. During 2000, MDNY was obligated to pay the IPA's 82.5% and 86% of commercial and Medicare premiums (net of provision for uncollectible accounts) for the period January 1, 2000 through March 31, 2000 and 83% and 92% of net commercial and Medicare premiums, respectively, for the period April 1, 2000 through December 31, 2000.

      Therefore, health care service expense stated as a percentage of premium revenues was 84.4% for 2001 compared with 84.4% for 2000. The 2000 MLR (84.4%) includes an additional $6 million absorbed by MDNY to help offset the claim payments made to the IPAs in excess of contracted obligations for fiscal years 2000 and prior.

      Administrative expenses (including commissions) stated as a percentage of premium revenue was 17.7% for 2001 compared with 14.6% for 2000. The increase in administrative expenses as a percentage of premium revenue was the result of the loss of the Medicare premium in 2001. The full impact of the reduction in administrative costs associated with the loss of the Medicare enrollment was not realized until the last quarter of 2001.

      Net loss for the year ended December 31, 2001 was $1,008,039 compared to net income of $2,972,587 for 2000. The loss was primarily a result of MDNY assuming full risk for medical costs of the commercial product together with reductions in administrative expenses that were not realized until the last quarter of 2001. In addition $2.3 million of the net income realized in 2000 was the result of an agreement between CHLSI and MDNY, whereby CHSLI agreed to pay one-third of the hospital deficits that were incurred during 1997 and 1998. CHSLI agreed to pay MDNY this obligation by December 31, 2003.

Liquidity and Capital Resources

      Cash flows provided by (used in) operating activities, investing and financing activities of $891,445, $(2,099,102), and $(55,984), respectively in 2002 resulted in an overall decrease in cash and cash equivalents in 2002 of $(1,263,641). The decrease in net cash and cash equivalents is directly related to the timing of when claims are paid.

      The Company had a negative working capital of $22,316,462 at December 31, 2002 compared to a negative working capital of $19,613,922 at December 31, 2001. The negative working capital increased in 2002 as 2002 premiums decreased (consistent with the loss of the Medicare product) while MDNY continued to pay the claim liabilities of the IPAs for years prior to 2001. MDNY's liquidity is substantially dependent upon its ability to meet its current obligations. MDNY does not have the ability to obtain a line of credit with financial institutions as MDNY is only authorized to borrow 5% of approved assets subject to approval by the NYSID. The Company anticipates that the 2003 rate increases together with the initiatives described above under the caption "Business--Business Strategy" will produce sufficient cash flows to meet its obligations in 2003. There can be no assurance that the Company will be able to achieve sufficient cash flows.

Capital Reserves and Liquidity

      Certain matters relating to MDNY's regulatory status, its compliance with applicable reserve and statutory net worth requirements and liquidity are discussed above under the captions "Business--Recent Developments" and "--Business Strategy."

      The continued failure of MDNY to meet reserve requirements or the failure of MDNY or the IPAs to comply with other existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company, MDNY and the IPAs.

      The consolidated financial statements of the Company as of December 31, 2002 and for the year then ended have been prepared assuming that the Company will continue as a going concern.

      MDNY's long term liquidity depends upon its ability to improve its operations and financial performance in order to meet its financial obligations, achieve statutory compliance, and achieve profitability. While the Company believes that implementation of MDNY's plans to achieve profitability will provide MDNY with the ability to continue as a going concern, there is no assurance that such actions will achieve positive results from operations or adequate working capital and equity sufficient to ensure the long-term viability of MDNY and the Company. Pursuant to the MDNY Remedial Plan, MDNY is actively pursuing the sale of its business and assets. However, there can be no assurance that any such sale will be completed on terms acceptable to MDNY, if at all, and there was no sale that the Company considered probable at December 31, 2002.

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and is payable quarterly. See Note 7 to the Consolidated Financial Statements included elsewhere herein. These loans together with the accrued interest brought MDNY's December 31, 2002 to a statutory net worth of $4.8 million compared to the NYSID required net worth of $7.8 million. (Under
Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID).

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make a variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on the information available at the time the estimates were made.

      The critical accounting policies described below are those that the Company believes are important to the portrayal of the Company's financial condition and results, and which require management to make subjective and/or complex judgments. Critical accounting policies cover matters that are inherently uncertain because the future resolution of such matters is unknown. The Company's board of directors has discussed the development and selection of the critical accounting estimates and related disclosures with MDNY's management. The Company believes that its critical accounting policies include revenue recognition (including the estimation of bad debt and retroactivity reserves) and medical costs payable (including reserves for incurred but not reported or paid claims).

Revenue recognition

      Commercial membership contracts are generally established on an annual basis subject to cancellation by the employer group, individual or MDNY upon 30 days written notice. Premiums are due monthly and are recognized as revenue during the month in which MDNY is obligated to provide services to subscribers. Premiums collected in advance of the coverage period are recorded as unearned revenue. Premiums receivable are presented net of valuation allowances for estimated uncollectible amounts, based on known activities and balances and on historical trends.

      MDNY evaluates the collectibility of its premiums receivable based on a combination of factors. These estimates are based on MDNY's assessment of the collectibility of specific accounts, the aging of premiums receivable, historical retroactivity trends, bad-debt write-offs and other known factors. If economic or industry trends change beyond MDNY's estimates or if there is a determination in financial condition of a major group or account, increases in the reserve for uncollectible accounts may result.

Medical costs payable

      Effective January 1, 2001, MDNY contracts with various health care providers for the provision of covered medical care services to its members and compensates those providers on a fee-for-service basis. MDNY also bears the risk of health care expenses for covered services provided by non-contracted providers to members. Costs of health care and medical costs payable for health care services provided to members are estimated by management based on evaluations of providers' claims submitted and provisions for IBNR.

      MDNY estimates the provision for IBNR using standard actuarial loss development methodologies applied to loss development data summarized on the basis of the month services are rendered and the month claims are paid, processed or received, and considers other items including, without limitation, historical levels of denied claims, medical cost trends, seasonal patterns and changes in membership mix. These estimates are reviewed by the Company's external auditors and state regulatory authorities on a periodic basis. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as necessary. Adjustments to prior period estimates, if any, are included in the current period.

      Also included in medical costs payable are estimated liabilities for New York's Graduate Medical Education (GME) and hospital Bad Debt and Charity Care
(BDCC) programs, which are state health care public policy initiatives aimed at defraying the costs of other health care providers, such as hospitals.

      Management believes that the amount of medical costs payable and Public Goods Payable are adequate to cover MDNY's ultimate liability for unpaid claims as of December 31, 2002; however, actual claim payments and other items may differ from established estimates.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

      In the normal course of operations, MDNY is exposed to market risks arising from adverse changes in interest rates primarily through its borrowing activities and minimally through its short-term investments. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of December 31, 2002, MDNY's only borrowings were under two promissory notes from LIPH, LLC and CHNLI, in the original aggregate principal amount of $2.4 million, which accrue interest at the prime rate. At December 31, 2002, total principal and interest due LIPH, LLC and CHNLI was approximately $1.3 million and $1.9 million, respectively. A 100 basis point increase in interest rates, applied to MDNY's borrowings at December 31, 2002, would result in an increase in annual interest expense and a corresponding reduction in cash flow (were such interest to be paid) of approximately $24,000. The Company believes that MDNY's exposure to market risk relating to interest rate risk is not material.

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

Item 8. Financial Statements and Supplemental Data

      See Index to Financial Statements and Schedules elsewhere herein.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant; Section 16(a) Beneficial Ownership Reporting Compliance

      The directors and executive officers of the Company are as follows:

Name                             Age          Position with the Company
----                             ---          -------------------------

Paul Kolker, M.D.                66      President, Treasurer and Chairman of
                                           the Board
Franco Gallo, M.D.               40      Director and Vice President
Amy Koreen, M.D.                 40      Director and Secretary
Paul Accardi                     47      CEO of MDNY Healthcare, Inc.
Ronald R. Perrone, M.D.          54      Director and Medical Director of MDNY
Healthcare, Inc.
William Brennen, D.C.            52      Director
Robert A. Jason, M.D.            44      Director
Robert Sarnataro, M.D.           48      Director
Gary Whohlberg, M.D.             47      Director
Gregory Kalmar, D.D.S.           55      Director
Salvatore J. Caravella, M.D.     45      Director
Rosario Romano, M.D.             54      Director
Concetta Pryor                   35      Chief Financial Officer

      Paul Kolker, M.D., 66, conducts a medical practice in thoracic and cardiovascular surgery in Roslyn, New York, a practice he has conducted since 1969. Dr. Kolker has been a director of the Company and its Treasurer since its inception. Dr. Kolker became President and Chairman of the Board of the Company in June, 2002 upon the resignation of Dr. David Weisberg.

      Franco Gallo, M.D., 40, conducts a medical practice in gastroenterology and hepatology with Gastroenterology Associates of Suffolk, P.C., in Port Jefferson and Smithtown, New York, a practice he has conducted since July 1994. Dr. Gallo is also a clinical instructor in the Department of Medicine, Division of Gastroenterology and Hepatology at Stony Brook University Medical Center. Dr. Gallo has been a director of the Company since its inception and has been Vice President since December 2001.

      Amy Koreen, M.D., 40, conducts a medical practice in psychiatry in Huntington, New York, a practice she has conducted since 1994. Prior to that time, Dr. Koreen completed a fellowship in biological psychiatry and neuropsychopharmacology at Long Island Jewish Medical Center. Dr. Koreen has been a director of the Company since its inception and has been Secretary of the Company since December 2001.

      Paul Accardi, 47, has served as Chief Financial Officer of MDNY Healthcare, Inc., the Company's HMO subsidiary, since 1995. Mr. Accardi also became Chief Executive Officer of MDNY in January 2000.

      Ronald R. Perrone, M.D., 54, conducts a medical practice in anesthesiology in Melville, New York, a practice he has conducted since 1989. Dr. Perrone has been Chief Medical Officer of MDNY since 1999 and was Medical Director of MDNY from 1995 until 1999. Dr. Perrone has been a director of the Company since its inception.

      William Brennan, D.C., 52, conducts a family chiropractic practice in Seaford, New York, a practice he has conducted for 21 years. Dr. Brennan is also a partner in Preferred Chiropractic, IPA, LLC and Alternative Care Solutions, IPA, LLC. Dr. Brennan has been President of both those companies and Chairman of the Chiropractic Network of MDNY. Dr. Brennan has been a director of the Company since April 1995.

      Robert A. Jason, M.D., 44, conducts a medical practice in gynecology in Great Neck, New York, a practice he has conducted since 1986. Dr. Jason has been a director of the Company since April 1995.

      Robert Sarnataro, M.D., 48, conducts a medical practice in internal medicine in Flushing, New York, a practice he has conducted since 1985. Dr. Sarnataro has been a director of the Company since April 1995.

      Gary Wohlberg, M.D., 47, conducts a medical practice in pulmonology in Bay Shore, New York, a practice he has conducted since 1986. Dr. Wohlberg has been a director of the Company since its inception.

      Gregory Kalmar, D.D.S., 55, conducts a practice in family and cosmetic dentistry in Huntington, New York, a practice he has conducted since 1974. From 1982, Dr. Kalmar has also been an attending dentist at Nassau County Medical Center, East Meadow, New York. Dr. Kalmar has been a director of the Company since August 1996.

      Salvatore J. Caravella, M.D., 45, conducts a medical practice in pediatrics in Huntington, New York, a practice he has conducted since 1988. Dr. Caravella is also employed as a neonatologist at the Westchester County Medical Center, a position he has held since 1988. Dr. Caravella has been a director of the Company since its inception.

      Rosario Romano, M.D., 54, conducts a medical practice in internal medicine in Port Jefferson, New York, a practice he has conducted since 1980. Dr. Romano has been a director of the Company since its inception.

      Concetta Pryor, 35, was appointed Chief Financial Officer of the Company in November 2003. Ms. Pryor has been the Chief Financial Officer and Vice President--Finance of MDNY since 1997. Ms. Pryor was the Dirctor of Finance and Reimbursement for North General Hospital, New York, New York from 1993 to 1997. Ms. Pryor worked for PricewaterhouseCoopers from 1990 to 1993. Pryor is a certified public accountant. She graduated from the University of Scranton in 1990.

      Each of the Company's directors holds office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Officers are elected annually by the board of directors and serve at the discretion of the board.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities ("Principal Owners") to file with the Securities and Exchange Commission initial reports of ownership and securities of the Company. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. None of the Company's directors, executive officers or Principal Owners has filed any such reports or made written representations to the Company that no such reports were required with regard to Fiscal 2002, and all such persons may be deemed to be "delinquent filers". The Company believes, however, that none of the directors, executive officers and Principal Owners had any transactions in Company stock reportable during Fiscal 2002 and that none of such persons were required to comply with Section 16(a) filing requirements by filing a Form 5 or otherwise with respect to Fiscal 2002.

Item 11. Executive Compensation

Compensation of Executive Officers

      The following table sets forth information concerning the compensation for services to the Company during each of the fiscal years ended December 31, 2002, 2001 and 2000 for Paul Kolker, M.D., the Company's President and Chairman of the Board, David Weissberg, M.D., the Company's former President and Chairman, and each other executive officer of the Company (including MDNY) whose annual salary and bonus compensation with respect to the 2002 calendar year exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                           Long Term
                                                       Annual Compensation               Compensation
                                                       -------------------               ------------

                                                                                            Securities
                                                                            Other Annual    Underlying     All Other
      Name                               Year       Salary         Bonus    Compensation      Options     Compensation****
      -----                              ----       ------         -----    ------------    ----------    ----------------
Paul Kolker, M.D.                        2002      $      0       $     0       $0               0            $0
 *President and Chairman                 2001      $      0       $     0       $0               0            $0
                                         2000      $      0       $     0       $0               0            $0

David Weissberg, M.D.                    2002      $      0       $     0       $0               0            $0
 **President and Chairman                2001      $      0       $     0       $0               0            $0
                                         2000      $      0       $     0       $0               0            $0

Paul Accardi                             2002      $360,000       $10,000       $0               0          $6,000
 ***CEO, MDNY Healthcare                 2001      $360,000       $15,000       $0               0          $6,000
                                         2000      $124,996***    $60,000       $0               0            $0

Ronald R. Perrone                        2002      $290,000       $10,000       $0               0          $6,000
  Medical Director, MDNY                 2001      $210,000       $15,000       $0               0          $6,000
                                         2000      $185,630       $     0       $0               0            $0

--------------------------------------------------------------------------------
*     Dr. Kolker became President and Chairman of the Board in June, 2002.

**    Dr. Weissberg resigned as President and Chairman of the Board on May 29,
      2002.

*** Represents compensation paid directly by MDNY to Mr. Accardi. Mr. Accardi also earned $114,749 from NextStage for services performed by him in 2000 as Chief Executive Officer and Chief Financial Officer of MDNY pursuant to the Management Services Agreement between MDNY and Next Stage Healthcare Management of New York, Inc. prior to its termination in October 2000

**** Represents automobile allowance payable pursuant to the Executive's Employment Agreement.

Options Granted in Last Fiscal Year

      None of the Named Executive Officers nor any of the other executive officers of the Company were granted any option by the Company during Fiscal 2002.

Aggregated Options Exercised in Last Fiscal Year and Fiscal Year End Option
Values

      The following table sets forth information with respect to option exercises during the year ended December 31, 2002 and the number and value of options outstanding at December 31, 2002 held by the Named Executive Officers. All such options are exercisable for shares of the Company's Class B Common Stock, $.001 par value ("Class B Stock").

                                                                  Number of Shares
                                                                     Underlying
                                                                     Unexercised
                                         Shares                      Options at
                                        Acquired                  December 31, 2002    Value of Unexercised
                                           on          Value     Exercisable ("E")/   in the Money Options at
Name                                    Exercise     Realized   Unexcercisable ("U")   December 31, 2002(1)
----                                    --------     --------   --------------------  -----------------------
Paul Kolker                                 0            0            18(E)/0(U)            $0(E)/$0(U)
David Weissberg                             0            0             0(E)/0(U)            $0(E)/$0(U)
Paul Accardi                                0            0             0(E)/0(U)            $0(E)/$0(U)
Ronald Perrone                              0            0            18(E)/0(U)            $0(E)/$0(U)

--------------------------------------------------------------------------------
(1) Value as of December 31, 2002 is based upon restrictions on transfer applicable to the Company's stock and the absence of a market therefor.

Employment Agreements

      As of January 1, 2001, MDNY entered into Employment Agreements with each of Paul Accardi and Ronald R. Perrone (the "Executives"), which provide for Mr. Accardi to serve as MDNY's Chief Executive Officer and Dr. Perrone to serve as MDNY's Chief Medical Officer, respectively. Dr. Perrone is permitted to maintain a limited independent medical practice.

      The term of each Employment Agreement expires on December 31, 2003 but will be automatically renewed on a year-to-year basis, unless either party gives at least 90 days prior written notice of termination. The Employment Agreements for Mr. Accardi and Dr. Perrone provide for a base salary of $360,000 and $290,000, respectively, which is subject to annual increase in the discretion of MDNY's Board of Directors. The Executives also participate in MDNY's annual incentive program, with an initial target incentive opportunity of 30% of base salary. Except as described below with respect to salary continuation, the amount and nature of the Executives' participation in the annual incentive program is within MDNY's sole discretion. The Executives are eligible to participate in any profit-sharing, retirement or other benefit plans and any health, life, accident or disability insurance plans or programs to the same extent as other similarly situated key employees of MDNY. The Executives receive the health, life and disability benefits provided for the executive officers of MDNY and other fringe benefits, if any, provided to executive officers of MDNY that may be authorized from time to time by MDNY's Board of Directors. Each Executive receives a monthly automobile allowance of $500 for the use of an automobile used in connection with business matters.

      Each Employment Agreement provides that if there is a Change of Control (as defined) and there is a Termination of Employment during the term of the Agreement solely due to MDNY's termination of an Executive's employment other than as expressly permitted by the Agreement, MDNY must continue to pay the Executive's base salary in effect on the date of such termination and an annual adjustment payment equal to the greater of (1) the annual incentive paid to him for the previous year, and (2) 200% of the annual base salary in effect at the time of such Termination of Employment (an "Adjustment Payment"), subject to all required withholding taxes, for a period commencing on the date of such Termination of Employment and ending on the date which is the day before the second anniversary of such date. MDNY must pay the Executive the Adjustment Payments within 45 days after the first and second anniversaries of the date of the Termination of Employment. The Employment Agreements define "Termination of Employment" to mean the termination of the Executives' employment by MDNY for any reason other than any of the following: death; permanent disability (as defined); voluntary termination of employment; or termination of employment by MDNY for cause (as defined). Voluntary termination of employment is deemed a "Termination of Employment" if the voluntary termination occurs as a result of any of the following: (i) the assignment to the Executive of any duties inconsistent in any respect with his position (including status, offices, titles and reporting requirements), authority, duties or responsibilities, or any action by MDNY which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose isolated, insubstantial and inadvertent actions not taken in bad faith which are remedied by MDNY promptly after receipt of notice thereof given by the Executive; MDNY requiring the Executive to be based at an office or location greater than 50 miles from MDNY's current offices; or any purported termination by MDNY of the Executive's employment other than as expressly permitted by the Agreement. The Agreements provide that, in the event of a Termination of Employment that is not in connection with a Change of Control, the Executive will continue to receive his base salary, in effect on the date of the Termination of Employment, and will receive an Adjustment Payment, subject to all required withholding taxes, for the period commencing on the date that his employment is terminated and ending on the day before the first anniversary thereof. This Adjustment Payment is due within 45 days after the first anniversary of the Termination of Employment. For a period of one year after the termination of the Executive's employment by MDNY for whatever reason, each Employment Agreement imposes certain non-competition and non-solicitation obligations regarding MDNY and its customers, suppliers, service providers and employees.

Director Compensation

The Company did not pay any compensation to its directors in Fiscal 2002, except that the Company pays each director a fee equal to $200 per meeting attended for serving as a director.

Compensation Committee Interlocks and Insider Participation

      Five directors of the Company (Drs. Caravella, Gallo, Kolker, Koreen and Jason) serve as directors of MDNY. Dr. Kolker is President and Chairman of the Board of the Company. Drs. Caravella, Jason and Koreen are, respectively, President, Vice President and Secretary of MDNY. Dr. Perrone, a director of the Company, is the Chief Medical Officer of MDNY. David Weissberg resigned as President and Chairman of the Board of the Company in May, 2002. No executive officer of the Company serves as a member of the Board of Directors of any non-Company entity that has one or more members serving as a member of the Company's Board of Directors. Drs. Kolker, Perrone, Jason and Weissberg have participated in certain transactions with the Company and its subsidiaries and affiliates. See "Certain Relationships and Related Transactions."

Report of Board of Directors as to Compensation

      Neither the Company nor MDNY has a Compensation Committee or other Board Committee performing equivalent functions. Compensation for the MDNY's executives, including the Named Executive Officers, is determined by the Board of Directors of MDNY as a whole. During Fiscal 2002, the five directors of the Company (Drs. Caravella, Gallo, Kolker, Koreen and Jason) who also serve as directors of MDNY participated in deliberations regarding compensation of Paul Accardi and Dr. Perrone, including the amount and nature of their participation in MDNY's annual incentive program, which is within the discretion of the MDNY Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information as of October 31, 2003, regarding the beneficial ownership of the Common Stock of the Company of (a) each person known by the Company to own more than five percent of the Company's outstanding Class A Stock or its Class B Stock, (b) each director and officer of the Company and (c) all officers and directors of the Company as a group. Except as otherwise indicated, the named owner has sole voting and investment power of the shares listed.

                                                     Amount and Nature
                                                      of Beneficial
                                                      Ownership(1)(2)                 Percent of Class(1)
                                                  -----------------------           ------------------------
Beneficial Owner(3)                               Class A         Class B           Class A          Class B
-----------------                                 -------         -------           -------          -------
Paul A. Accardi                                      0                0                0                 0
William Brennan, M.D.                                1                3                *                 *
Salvatore J. Caravella, M.D.                         1               20                *                 *
Franco Gallo, M.D.                                   1               20                *                 *
Robert A. Jason, M.D.                                1              517(4)             *              11.9
Gregory Kalmar, D.D.S.                               1               13                *                 *
Paul Kolker, M.D.                                    1              520(4)             *              12.0
Amy Koreen, M.D.                                     1               20                *                 *
LIPH Bridge Partners, Inc.                           0              500                0              11.5
Ronald R. Perrone, M.D.                              1              520(4)             *              12.0
Rosario Romano, M.D.                                 1               31                *                 *
Robert Sarnataro, M.D.                               1               19                *                 *
Gary Wohlberg, M.D.                                  1               20                *                 *
All officers and directors
as a group (13 persons)                             12              705(4)             *              16.7(4)

--------------------------------------------------------------------------------
*     Represents less than 1%.

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

(2) Includes the following number of currently exercisable options issued to certain directors as follows: Salvatore J. Caravella, M.D. (18); Franco Gallo, M.D. (18); Robert A. Jason, M.D. (15); Gregory W. Kalmar, D.D.S.
      (12); Paul Kolker, M.D. (18); Amy R. Koreen, M.D. (18); Ronald R. Perrone, M.D. (18); Rosario J. Romano, M.D. (18); Robert E. Sarnataro, M.D. (15); Gary Wohlberg, M.D. (18).

(3) The address of such persons is c/o the Company, One Huntington Quadrangle, Suite 4C-01, Melville, N.Y. 11747.

(4) Includes 500 shares of the Company's Class B Stock beneficially owned by LIPH Bridge Partners, Inc. ("Bridge Partners"). Drs. Kolker, Perrone and Jason are shareholders and directors of Bridge Partners.

      There are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

      The Company does not maintain any compensation plan (including any individual compensation arrangements), approved by security holders or not, under which equity securities of the Company are authorized for issuance.

Item 13. Certain Relationships and Related Transactions

      During 1995, the Company offered and sold shares of its common stock in a private placement to physicians, psychologists, podiatrists and dentists practicing on Long Island, New York (i.e., Queens, Nassau and Suffolk Counties). The Company offered shares of its Class A and Class B Stock to physicians based on their service specialty at a price of $2,000 per share. The Class A Stock is voting stock, and was initially offered only to primary care physicians, specialty care physicians, anesthesiologists and oral surgeons. No stockholder may own more than one share of Class A Stock. Holders of Class B Stock are not entitled to vote their shares of Class B Stock at meetings of the Company's stockholders, except as provided by New York law. During 1996, the Company issued additional shares of its Class A Stock and Class B Stock. In order to encourage greater participation in the Company on the part of certain qualified psychologists, general dentists, specialty dentists (with the exception of oral and maxillofacial surgeons), podiatrists and chiropractors who were not initially permitted to own Class A Stock, the By-laws were amended in 1997 to allow such practitioners to own one share of Class A Stock. The By-laws were amended in August 2001 to provide that such practitioners may not as a group hold more than two seats on the Company's Board of Directors (subject to adjustment as provided therein). Each such Class B shareholder has been offered the opportunity to exchange one share of Class B Stock for one share of Class A Stock. A total of 483 shares of Class B Stock may be so exchanged for Class A Stock.

      The Company issued to certain organizers non-qualified options to purchase up to an aggregate of 1,115 shares of Class B Stock at $2,000 per share exercisable at any time after July 1, 1998, subject to acceleration in the event of certain transactions. The options are non-transferable and expire on July 1, 2005. 616 of such options were granted to certain directors of the Company. Shares underlying such options represent 15% of the total number of the Company's shares outstanding on the date of grant. No such options have been exercised.

      The Company owns 907 shares of the Class A Common Stock, par value $.001, constituting 67% of the outstanding stock in MDNY, and Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns 459 shares of the Class B Common Stock, par value $.001, constituting 33% of the outstanding stock in MDNY. CHNLI is a New York not-for-profit corporation whose members are officials of the Diocese of Rockville Center in Long Island, New York who are generally officers of or are otherwise affiliated with hospitals that belong to the Catholic Health Services of Long Island, Inc. system.

      Pursuant to a Stock Subscription and Purchase Agreement dated December 11, 1995 among the Company, CHNLI and MDNY, MDNY's By-laws provide that MDNY's Board of Directors consists of 18 directors, comprised of 10 directors elected by the Company, as holder of MDNY's Class A Stock (including four Primary Care Physicians, four Specialty Care Physicians, one Dental Healthcare Provider and one Behavioral Health Care Provider, as such terms are defined therein), four directors elected by CHNLI, as holder of MDNY's Class B Stock, and four directors jointly elected by MDNY and CHNLI to be Enrollee Representatives (as defined). MDNY's By-laws provide that directors elected by the Company and CHNLI are entitled to representation on the Finance, Hospital Selection and Medical Delivery Committees of MDNY's Board of Directors. The Stock Subscription and Purchase Agreement also sets forth certain provisions relating, among other things to the operation and development of the business of MDNY and the IPAs.

      MDNY's Certificate of Incorporation, as amended, provides for class voting by MDNY's Class A stockholders (i.e., the Company) for 10 directors; class voting by MDNY's Class B stockholders (i.e., CHNLI) for four directors; class voting by MDNY's Class A and B stockholders voting together for four directors; and class voting by MDNY's Class A and B stockholders voting separately to approve the sale, lease, exchange or other disposition of all or substantially all of MDNY's assets. MDNY's Certificate of Incorporation also requires the approval of a majority of MDNY's Class A Directors voting separately, a majority of MDNY's Class B Directors voting separately, and a majority of MDNY's Class A and Class B Directors voting together, to authorize certain action by MDNY, including: the selection or termination of hospitals which are participating providers; amending MDNY's Certificate of Incorporation or By-laws; changing the methodology for funding hospital risk pools; issuing additional stock; the sale, lease, exchange or other disposition of all or substantially all of MDNY's assets; merger or consolidation; dissolution; entering a new line of business; borrowing or making other financial arrangements, including any contracts, in excess of $1 million. If any of these matters "adversely effect" the providers of services in any county, the vote of the Class A and Class B Directors must be unanimous.

      The Company, CHNLI and MDNY are party to a Shareholders Agreement dated December 11, 1995, which provides, among other things, for certain restrictions on the transfer of stock in MDNY, including certain rights of first refusal in connection with any such proposed transfer.

      Mr. Richard Radoccia and Mr. Jay Kossman are shareholders of NextStage Holdings, Inc. ("NextStage Holdings"). LIPH, LLC, CHNLI and NextStage Holdings each owned 20 shares of stock in NextStage Healthcare, Inc. ("NextStage Healthcare"), of which NextStage Healthcare Management of New York, Inc. (formerly known as NextStage Healthcare Management, Inc., "NextStage") is a wholly owned subsidiary. Mr. Radoccia and Mr. Kossman were employees of NextStage Healthcare and part of its management until their separation from Nextstage Healthcare in April 2000. In connection with their separation, the equity of Messrs. Radoccia and Kossman and of NextStage Holdings in NextStage Healthcare was contributed to NextStage Healthcare and cancelled. LIPH, LLC and CHNLI remain the only significant shareholders in NextStage Healthcare.

      In connection with Mr. Radoccia's separation from NextStage Healthcare, Mr. Radoccia and NextStage Healthcare executed a Separation Agreement and General Release, effective April 15, 2000, and certain related agreements. MDNY has guaranteed the payment of the consideration payable by NextStage Healthcare under the Separation Agreement, which includes the payment of $65,000 in installments and the continuation of certain benefits. MDNY also entered into a Credentialing Services Agreement with CVONet, Inc., and a Website Maintenance and Hosting Agreement with Neptune Technologies, Inc., which corporations MDNY believes to be owned in part and controlled by Mr. Radoccia. Pursuant to these agreements, CVONet provides MDNY with credentialling verification services with regard to MDNY's participating Providers for a per-Provider fee, and Neptune Technologies operates and maintains MDNY's website for a fee.

      In September 1995, NextStage Healthcare issued options to purchase additional shares of its common stock to LIPH, LLC, NextStage Holdings and LIPH Bridge Partners, Inc. ("Bridge Partners"). NextStage Holdings' 20 options were cancelled in connection with Mr. Radoccia's separation from NextStage Healthcare. The LLC's options for 15 shares are exercisable in groups of five, with exercise prices per share of $10,000, $15,000 and $25,000, respectively. Bridge Partners' five options have an exercise price of $20,000 per share. All such options may be exercised in whole or in part at any time on or prior to March 1, 2006. Three directors of the Company (Drs. Kolker, Perrone and Jason) are shareholders and directors of Bridge Partners.

      Upon the formation of LIPH, LLC, the shareholders of the Company owned all of the membership interests in LIPH, LLC. The assets of LIPH, LLC consist of all of the stock in three IPAs. Thus, the IPAs are indirectly owned or controlled by the shareholders of the Company. Additionally, LIPH, LLC owns interests in NextStage Healthcare and Mainstreet Dental Management Corporation. MDNY has entered into agreements with the IPAs for the provision of applicable healthcare and administrative services to the members of the MDNY. All directors of the Company are also Managers of LIPH, LLC.

      Five directors of the Company (Drs. Caravella, Gallo, Kolker, Koreen and Jason) serve as directors of MDNY. Drs. Caravella, Jason and Koreen are, respectively, President, Vice President and Secretary of MDNY. Dr. Perrone, a director of the Company, is the Chief Medical Officer of MDNY. Six directors of the Company (Drs. Caravella, Gallo, Jason, Perrone, Romano and Wohlberg) serve as directors of Island Practice Association, IPA, Inc., of which Dr. Romano is also President. One director of the Company (Dr. Kalmar) serves as President and a director of Island Dental Professional Association IPA, Inc. One director of the Company (Dr. Koreen) serves as a director of Island Behavioral Health Association IPA, Inc. Dr. Pierri resigned as a director of the Company in August 2001; she was and remains a director of both MDNY and Island Dental Professional Association IPA, Inc. Each of such current and former directors of the Company earned fees for medical services rendered as a participating provider to one of the IPAs during 2002.

      MDNY, Island IPA and CHSLI are party to the Recovery Agreement.

      In 1997, with the approval of NYSID, MDNY obtained a loan from CHSLI that has a balance at December 31, 2002 of approximately $1.9 million (including accrued interest). Interest under this note accrues at the prime rate and is payable quarterly commencing April 1, 1998. The entire principal balance plus accrued interest is due in full subject to prior approval by NYSID.

      In 1998, with the approval of NYSID, MDNY obtained a $1 million loan from LIPH, LLC that has a balance as of December 31, 2002 of approximately $1.3 million (including accrued interest). Interest under this note accrues at the prime rate and is payable quarterly commencing October 1, 1998. The entire principal balance plus accrued interest was due on July 1, 1999, but payment is subject to prior approval by the NYSID. In April 1999, MDNY and LIPH, LLC amended the loan agreement to provide LIPH, LLC with the right to convert the note into equity in MDNY, and, in August 1999, MDNY's Board authorized the conversion of the outstanding balance of the LIPH, LLC note into shares of MDNY common stock. The note has not been converted as MDNY has not received approval from NYSID for the conversion.

      Repayment of the principal and payment of accrued interest on the LIPH, LLC note and the CHSLI note may be made only out of the free and divisible surplus of MDNY and all payments are subject to NYSID approval.

      MDNY provides health care services for employees of CHSLI. CHSLI premiums represented approximately 30% of total premiums earned by MDNY during both 2002 and 2001. CHSLI premium receivables outstanding as of December 31, 2002 and 2001 were approximately $3.0 million and $5.4 million, respectively.

      As a result of incurring deficits of approximately $2.4 million in hospital risk pools during 1997 and 1998 relating to risk sharing agreements between MDNY and CHSLI, MDNY and CHSLI entered into agreements dated May 10, 1999 and August 13, 1999 whereby CHSLI agreed to pay MDNY $2.4 million by December 31, 2003.

Item 14. Controls and Procedures

      (a) Based upon an evaluation by the Company's President and Chairman of the Board and its Chief Financial Officer within 90 days prior to the filing of this Annual Report on Form 10-K, they have concluded that the Company's disclosure controls and procedures, as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information contained in the Company's periodic reports provided to the Securities and Exchange Commission.

            The Company was delinquent in filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and failed to file an Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The Company failed to file Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2001 and for the quarters ended March 31, June 30 and September 30, 2002. The Company failed to hold an Annual Meeting of Shareholders in 2002. The Company has not otherwise disclosed on any periodic report on Form 8-K certain developments, including regulatory developments, occurring in 2002 or, prior to the filing of this Annual Report, in 2003 that may be deemed material. The Company also failed to make, or was delinquent in making, certain filings with respect to periods ending prior to December 31, 2000.

      (b) Subsequent to the Evaluation Date referred to in paragraph 4 of the Certifications of the Company's principal executive officer and its principal financial officer included in this report, the Company has not made any change to its internal controls referred to in paragraph 5 of the Certifications and there has been no change in other factors that could significantly affect these controls.

Item 15. Principal Accountant Fees and Services

      Audit Fees. Aggregate fees billed for professional services rendered by PriceWaterhouseCoopers ("PWC") for the audit of the Company's annual consolidated financial statements for 2002 were approximately $215,000.

      All Other Fees. The aggregate fees billed for all other services rendered by PWC in 2002 were $11,000.

      The Board of Directors has not considered whether the provision of the services described under the caption "All Other Fees" is compatible with maintaining PWC's independence.

      The percentage of hours expended on PWC's engagement to audit the Company's financial statements for 2002 that were attributed to work performed by persons other than PWC's full-time, permanent employees was less than 50%.

                                     PART IV

Item 16. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

I.    List of Documents Filed as Part of this Report

      A. Financial Statements: Independent Auditors' Report; Consolidated Balance Sheets as of December 31, 2002 and 2001; Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000; Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000; Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000; Notes to the Consolidated Financial Statements.

      B.    Schedules:

            Schedule II--Valuation and Qualifying Accounts

II.   Reports on Form 8-K

      No reports on Form 8-K were filed with respect to the last quarter of 2002.

III.  Exhibits

Exhibit No.       Description
-----------       -----------
 3.1.1            Certificate of Incorporation of Long Island Physician Holdings
                  Corporation ("LIPH") (1)
 3.1.2            Certificate of Incorporation of MDNY Healthcare, Inc. ("MDNY")
                  (7)
 3.1.3            Form of Second Certificate of Amendment of the Certificate of
                  Incorporation of LIPH (3)
 3.2              By-Laws of LIPH (6)
 3.3              Form of Proposed Certificate of Restated Articles of
                  Organization of MDNY Holdings, LLC ("Holdings") (3)
 3.4              By-laws of MDNY (6)
 4                Shareholders Agreement dated December 11, 1995 among MDNY,
                  LIPH and Catholic Healthcare Network of Long Island, Inc.
                  ("CHNLI") (1)
10.1              Form of Option Agreement between LIPH and each of the
                  directors thereof (2)
10.2              Option Agreement between LIPH and NextStage Healthcare, Inc.
                  dated September 18, 1995 (3)
10.3              Letter dated December 29, 1999 from MDNY to the Superintendent of Insurance, State of New York (4)
10.4              Stock Subscription and Purchase Agreement made as of October
                  11, 1995 among LIPH, CHNLI and MDNY (5)
10.5              Section 1307 Loan Agreement between MDNY and LIPH, LLC dated
                  July __, 1998, as amended (5)
10.6              Section 1307 Loan Agreement between LIPH and CHNLI dated
                  December 18, 1997 (5)
10.7              Subordinated Note dated December 18, 1997 made by MDNY in
                  favor of CHNLI (5)
10.8              Form of IPA Participation Agreement between MDNY and Island
                  Practice Association, IPA, Inc. ("Island IPA") (7)
10.9              Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, January 1, 1999 Renewal (5)
10.10             Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, for Point of Service Enrollees, January
                  1, 1999 Renewal (5)
10.11             Reconciliation Agreement dated as of May __, 2000 among MDNY,
                  Island IPA, CHNLI and LIPH (5)
10.12             Agreement dated May 10, 1999 between MDNY and Catholic Health
                  Services of Long Island, Inc. ("CHSLI") (6)
10.13             Agreement dated August 13, 1999 between MDNY and CHSLI (5)
10.14             Credentialing Services Agreement with CVONet, Inc.; Website
                  Maintenance and Hosting Agreement with Neptune Technologies,
                  Inc.(5)
10.15             Employment Agreement dated January 1, 2001 between MDNY and
                  Paul T. Accardi(6)(8)
10.16             Employment Agreement dated January 1, 2001 between MDNY and
                  Ronald R. Perrone(6)(8)
10.17             Recovery and Subordination Agreement dated July 12, 2001 and effective January 1, 2002 among MDNY, Island IPA and CHSLI (7)
21                Subsidiaries of Registrant (1)
31(a)             Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
                  (7)
31(b)             Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
                  7)
32(a)             Chief Executive Officer Section 1350 Certification (7)
32(b)             Chief Financial Officer Section 1350 Certification (7)

--------------------------------------------------------------------------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, File No. 0-27654, and incorporated herein by this reference.

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

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.

(7)   Filed herewith.

(8)   This Exhibit is a management compensatory plan or arrangement.

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

                                    LONG ISLAND PHYSICIAN HOLDINGS CORPORATION

                                    By:    /s/ PAUL KOLKER, M.D.
                                    --------------------------------------------
                                    Name:  Paul Kolker, M.D.,
                                    Title: President and Chief Executive Officer

Date: November17, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title                                                  Date
---------                                    -----                                                  ----

/s/ PAUL KOLKER, M.D.                        Chairman of the Board,                                 November 17, 2003
----------------------------                 (Principal Executive Officer)
Paul Kolker, M.D.

/s/ CONCETTA PRYOR                           Chief Financial Officer                                November 17, 2003
----------------------------                 (Principal Financial and Accounting Officer)
Concetta Pryor

____________________________                 Director                                               ___________, 2003
William Brennan, M.D.

____________________________                 Director                                               ___________, 2003
Salvatore J. Caravella, M.D.

/s/ FRANCO GALLO, M.D.                       Director                                               November 26, 2003
----------------------------
Franco Gallo, M.D.

____________________________                 Director                                               ___________, 2003
Robert A. Jason, M.D.

/s/ GREGORY KALMAR, M.D.                     Director                                               November 17, 2003
----------------------------
Gregory Kalmar, M.D.

/s/ AMY KOREEN, M.D.                         Director                                               November 25, 2003
----------------------------
Amy Koreen, M.D.

/s/ RONALD PERRONE, M.D.                     Director                                               November 25, 2003
----------------------------
Ronald Perrone, M.D.

/s/ ROSARIO ROMANO, M.D.                     Director                                               November 17, 2003
----------------------------
Rosario Romano, M.D.

/s/ ROBERT SARNATARO, M.D.                   Director                                               November 25, 2003
----------------------------
Robert Sarnataro, M.D.

/s/ GARY WOHLBERG, M.D.                      Director                                               November 17, 2003
----------------------------
Gary Wohlberg, M.D.

Long Island Physician
Holdings Corporation
Consolidated Financial Statements
As of and for the years ended
December 31, 2002 and 2001

                         Report of Independent Auditors

To the Shareholders and Board of Directors of Long Island Physician Holdings Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and accumulated deficit, comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Long Island Physician Holdings Corporation (the "Company") and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule of valuation and qualifying accounts presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule of valuation and qualifying accounts are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a substantial working capital deficit and has incurred cumulative losses since inception. In addition, the Company is currently deficient in its contingent reserve funding requirements required by the New York State Insurance Department as of December 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

March 29 2003, except for Note 3 and Note 5, as to which the date is November 26, 2003

Long Island Physician Holdings Corporation                                     2
Consolidated Balance Sheets
As of December 31, 2002 and 2001
--------------------------------------------------------------------------------

Assets                                                                                          2002                 2001
                                                                                                ----                 ----
Current assets:
    Cash and cash equivalents                                                              $    694,449         $  1,958,090
    Premium receivables, net of allowances of approximately $961,000
      in 2002 and $1,600,000 in 2001                                                          8,699,338           10,008,517
    Reinsurance recoverable, net of allowances of approximately $202,000
      in 2002 and $1,100,000 in 2001                                                            635,420            1,055,478
    Payments in excess of capitation                                                          2,999,251            4,218,450
    Prepaids and other current assets                                                         3,205,406            2,251,137
                                                                                           ------------         ------------
             Total current assets                                                            16,233,864           19,491,672
    Property, plant and equipment (less accumulated depreciation
      of $3,596,664 in 2002 and $3,258,948 in 2001)                                             392,245              690,369
    Restricted cash and investments                                                           5,657,135            3,597,625
    Due from Catholic Health Services of Long Island                                          2,382,027            2,382,027
    Payments in excess of capitation, net of current portion                                 19,215,858           19,038,105
                                                                                           ------------         ------------

             Total assets                                                                  $ 43,881,129         $ 45,199,798
                                                                                           ============         ============

Liabilities and Stockholders' Equity
Current liabilities:
    Medical claims payable                                                                 $ 28,967,021         $ 31,313,778
    Public goods payable                                                                      5,367,150            2,654,615
    Unearned premium revenue                                                                  1,955,180              715,278
    Accounts payable and accrued expenses                                                     2,246,652            3,787,541
    Current portion of capital lease obligations                                                 14,324               34,382
                                                                                           ------------         ------------
             Total current liabilities                                                       38,550,327           38,505,594

Note payable and accrued interest                                                             3,247,150            3,134,958
Capital lease obligations                                                                            --               35,926
                                                                                           ------------         ------------
             Total liabilities                                                               41,797,477           41,676,478
                                                                                           ------------         ------------

Minority interest in MDNY Healthcare, Inc.                                                    1,247,315            1,722,405
                                                                                           ------------         ------------
Stockholders' equity:
    Class A common stock, $.001 par value; 10,000 shares
      authorized, 1,506 issued and outstanding                                                        2                    2
    Class B common stock, $.001 par value; 25,000 shares
      authorized, 4,333 issued and outstanding                                                        4                    4
    Additional paid-in capital                                                               11,478,536           11,478,536
    Accumulated deficit                                                                     (10,642,205)          (9,677,627)
                                                                                           ------------         ------------
             Total stockholders' equity                                                         836,337            1,800,915
                                                                                           ------------         ------------

             Total liabilities and stockholders' equity                                    $ 43,881,129         $ 45,199,798
                                                                                           ============         ============

       The accompanying notes are an integral part of these consolidated financial statements.

Long Island Physician Holdings Corporation                                     3
Consolidated Statements of Operations and Accumulated Deficit
For the years ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                               2002                  2001                  2000
                                                                          -------------         -------------         -------------
Revenue:
    Premiums earned                                                       $ 158,310,155         $ 146,505,139         $ 188,929,522
    Investment and other income                                                 675,923             1,956,680             2,743,644
                                                                          -------------         -------------         -------------
             Total revenue                                                  158,986,078           148,461,819           191,673,166
                                                                          -------------         -------------         -------------
Expenses:
    Independent practice association (IPA)
      medical services expense                                              137,768,935           123,701,510           153,423,154
    Excess IPA capitation                                                            --                    --             6,000,000
    Commissions expense                                                       6,731,587             5,610,672             6,412,070
    Management fees and delegated service charges
      paid to related parties                                                        --                    --            11,263,697
    General and administrative expenses                                      15,540,781            20,150,287             9,770,972
    Depreciation                                                                337,718               497,618               166,947
                                                                          -------------         -------------         -------------
             Total expenses                                                 160,379,021           149,960,087           187,036,840
                                                                          -------------         -------------         -------------

             Operating (loss) income                                         (1,392,943)           (1,498,268)            4,636,326

Provision for income taxes                                                      (46,725)                   --               (90,908)

Minority interest in loss (income) of subsidiary                                475,090               490,229            (1,572,831)
                                                                          -------------         -------------         -------------
             Net (loss) income                                                 (964,578)           (1,008,039)            2,972,587

Accumulated deficit, beginning of year                                       (9,677,627)           (8,669,588)          (11,642,175)
                                                                          -------------         -------------         -------------
Accumulated deficit, end of year                                          $ (10,642,205)        $  (9,677,627)        $  (8,669,588)
                                                                          -------------         -------------         -------------
Basic and diluted (loss) income per share                                 $        (165)        $        (173)        $         509
                                                                          -------------         -------------         -------------
Basic and diluted weighted average shares                                         5,839                 5,839                 5,839
                                                                          -------------         -------------         -------------

       The accompanying notes are an integral part of these consolidated financial statements.

Long Island Physician Holdings Corporation                                     4
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                           2002            2001           2000
                                        ---------     -----------     ----------
Net (loss) income                       $(964,578)    $(1,008,039)    $2,972,587
Unrealized gain on securities                  --             705        188,793
                                        ---------     -----------     ----------
   Comprehensive (loss) income          $(964,578)    $(1,007,334)    $3,161,380
                                        ---------     -----------     ----------

       The accompanying notes are an integral part of these consolidated financial statements.

Long Island Physician Holdings Corporation                                     5
Consolidated Statements of Cash Flows
For the years ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                        2002              2001              2000
                                                                                    -----------       -----------       -----------
Cash flows from operating activities:
    Net (loss) income                                                               $  (964,578)      $(1,008,039)      $ 2,972,587
    Adjustments to reconcile net (loss) income to net cash flows
      (used in) provided by operating activities:
        Change in unrealized gain (loss) on investments                                      --               705           188,793
        Gain on net assets transferred from NextStage                                        --                --          (389,712)
        Depreciation                                                                    337,718           497,618           166,947
        Write-off of goodwill                                                                --                --           199,523
        Minority interest in (loss) gain of subsidiary                                 (475,090)         (490,229)        1,572,831
    Changes in assets and liabilities:
      Due from Catholic Health Services of Long Island                                       --                --        (2,382,027)
      Reinsurance recoverables                                                          420,058           327,398          (359,550)
      Premium receivables, net                                                        1,309,179           629,958        (6,287,729)
      Prepaid expenses and other current assets                                        (954,269)         (829,113)         (656,780)
      Due to/from independent practice associations (IPAs)
        and medical claims payable                                                   (1,305,311)       (5,268,570)          860,393
      Public goods payable                                                            2,712,535         2,654,615                --
      Unearned premium revenue                                                        1,239,902          (270,874)       (2,524,521)
      Accounts payable and accrued expenses                                          (1,428,699)        1,124,309         1,487,692
                                                                                    -----------       -----------       -----------
             Net cash provided by (used in) operating activities                        891,445        (2,632,222)       (5,151,553)
                                                                                    -----------       -----------       -----------
Cash flows from investing activities:
    Purchase of property, plant, and equipment                                          (39,592)          (20,760)          (27,996)
    Increase in restricted cash and investments                                      (2,059,510)          573,537          (193,465)
                                                                                    -----------       -----------       -----------
             Net cash (used in) provided by investing activities                     (2,099,102)          552,777          (221,461)
                                                                                     -----------       -----------       -----------
Cash flows from financing activities:
    Payments on capital lease obligations                                               (55,984)          (77,677)           (9,087)
                                                                                    -----------       -----------       -----------
             Net cash used in financing activities                                      (55,984)          (77,677)           (9,087)
                                                                                    -----------       -----------       -----------
Net decrease in cash and cash equivalents                                            (1,263,641)       (2,157,122)       (5,382,101)
Cash and cash equivalents, beginning of year                                          1,958,090         4,115,212         9,497,313
                                                                                    -----------       -----------       -----------
             Cash and cash equivalents, end of year                                 $   694,449       $ 1,958,090       $ 4,115,212
                                                                                    ===========       ===========       ===========
Supplemental disclosure of cash flow information:
    State income taxes paid                                                         $        --       $        --       $        (7)
    Net transactions with NextStage                                                 $        --       $        --       $   389,712
                                                                                    ===========       ===========       ===========

       The accompanying notes are an integral part of these consolidated financial statements.

Long Island Physician Holdings Corporation                                     6
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

2.    Healthcare Service Costs

      Prior to 2001, the Company had various risk-sharing participation arrangements with affiliated IPAs in which the Company was obligated to pay the IPAs a percentage of commercial and Medicare premiums, net of provision for uncollectible accounts and commission expenses ("Capitated Arrangement"). These related IPAs were then responsible for all healthcare service reimbursements to its members and other non-member third-party providers that the Company had contracted with.

      Effective January 1, 2001, the Company entered into a new financial arrangement with affiliated IPAs. Under this arrangement, IPA participating providers are reimbursed on a fee for service basis for covered services, as defined in the applicable subscriber agreement. The Company, therefore, bears full risk under this new financial arrangement.

      The liability for the costs relating to the Company's arrangement with the IPAs is recorded as medical claims payable in the balance sheets as of December 31, 2002 and 2001.

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

      As a result of this deficiency, the New York State Insurance Department ("NYSID") issued a letter dated April 10, 2003 whereby the NYSID directed the Company to fund the net worth to at least $7 million by July 10, 2003. The Company has been and continues to explore investment alternatives to remedy its impairment and continues to update the NYSID as to the Company's progress towards meeting deadlines imposed by the NYSID. As of November 2003, the NYSID continues to monitor MDNY's performance.

      During the second quarter 2000, the NYSID performed its first financial audit of MDNY and its affiliated IPA's as of June 30, 2000. On May 10, 2001, MDNY received from NYSID a Draft Report on Examination of MDNY as of June 30, 2000 (the "Draft Report"). The Draft Report stated, among other things, NYSID's determinations that, as of June 30, 2000, MDNY was insolvent in the amount of $4,311,487 and that MDNY's required contingency reserves were impaired in the amount of $12,231,333. These determinations resulted from NYSID's position that MDNY should have reported that IPA's obligations in MDNY's financial statements. MDNY's

Long Island Physician Holdings Corporation                                     7
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Long Island Physician Holdings Corporation                                     8
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      During 2003, the Company is in the process of negotiating certain transactions that includes a potential transaction with a third party and has implemented certain plans in order to provide liquidity to the Company and achieve combined profitability. A summary of these transactions and plans is as follows:

      o The Company received a premium rate increase of 20%, effective January 1, 2003. An additional 10% rate increase was obtained for MDNY's sole proprietor members effective June 1, 2003.

      o     IPA physician fee schedules were reduced during 2003.

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

4.    Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, MDNY. Intercompany balances and activities have been eliminated in consolidation.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      The Company routinely invests its surplus operating funds in money market accounts. These funds generally invest in highly liquid securities.

      Restricted Cash and Investments

      In accordance with the NYSID regulations, the Company is required to maintain certain amounts on deposit in an escrow account as a contingency reserve fund for the protection of enrollees (see Note 7). The Company had $5,657,135 and $3,597,625 of U.S. Government Bonds and money market funds, on deposit in escrow as of December 31, 2002 and 2001, respectively. They are included in the balance sheets as restricted cash and investments. The Company did not meet the contingent reserve fund requirement of approximately $7.2 million at December 31, 2002.

      Healthcare Service Costs

      The costs of inpatient hospitalization and outpatient medical services provided or contracted for are accrued in the period they are incurred. The costs of claims incurred but not reported are estimated based on historical data, current enrollment statistics, patient census data and other information. Such estimates and the resulting reserves are continually reviewed and updated, and any adjustments resulting there from are reflected in earnings currently. Medical claims payable represents amounts owed to Island IPA members, CHS hospitals and all other providers of medical services.

Long Island Physician Holdings Corporation                                     9
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Equipment under capital leases is amortized on the straight-line method over the shorter period of the lease term or the estimated useful life of the equipment. Upon sale or retirement of capital assets, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss, if any, is reported in the statement of operations and accumulated deficit.

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

      Reinsurance

      Reinsurance premiums are reported as healthcare costs and reinsurance recoveries, net of allowance for uncollectible accounts, are reported as a reduction of related healthcare costs.

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

      As of December 31, 2002 and 2001, the Company's net operating loss for tax purposes will differ from the loss for financial reporting purposes primarily as a result of the timing of bad debt write-offs. The Company has recorded a full valuation allowance against the potential future benefit of such net deferred tax assets to the amount expected to be realized.

      Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to allowances for uncollectible accounts and medical claims payable. Actual results could differ from those estimates.

      Recent Accounting Pronouncements

      SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure and amendment of FASB Statement No. 123" ("SFAS 148") encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. In addition, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensations, and amends the disclosure requirements of SFAS 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results.

Long Island Physician Holdings Corporation                                    10
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      The Company has chose to adopt the disclosure only provisions of SFAS 148 and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company's stock option plan are described in Note 13.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective on a prospective basis for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures in the financial statements effective for the period ended December 31, 2002. The Company will adopt the initial reorganization and initial measurement provisions of FIN 45 effective January 1, 2003.

      In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities ("VIEs"). Although the FASB's initial focus was on special-purpose entities ("SPEs"), the final guidance applies to a wide range of entities. FIN 46 has far-reaching effect and applies to new entities that are created after the effective date, as well as applies to existing entities, Guidance under FIN 46 will provide for the determination of (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements," or other existing authoritative guidance, or alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. Management is currently evaluating the effect of the adoption of FIN 46 on the Company's consolidated results of operations and financial position.

5.    Basic and Diluted (Loss) Income Per Share

      Basic and diluted (loss) income per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At December 31, 2002 and 2001, the Company had outstanding stock options to purchase 1,041 shares of Class B common stock that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

6.    MDNY Healthcare, Inc.

      At December 31, 2002, the Company holds 907 shares of MDNY's $.001 par value Class A common stock, for which it paid $9,070,000. CHS holds the remaining 451 shares of MDNY's $.001 par value Class B common stock for which it paid $3,510,000. CHS's ownership interest in MDNY is reflected as minority interest in the accompanying consolidated financial statements.

Long Island Physician Holdings Corporation                                    11
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      The holders of Class A common stock, voting as a class, shall elect ten directors by the affirmative vote of the majority of the issued and outstanding Class A common stock entitled to vote thereon. The holders of Class B common stock, voting as a class, shall elect four directors by the affirmative vote of the majority of the issued and outstanding Class B common stock entitled to vote thereon. The holders of Class A and Class B common stock, voting together, shall elect four directors by the affirmative vote of the majority of the issue and outstanding Class A and Class B common stock entitled to vote thereon.

      CHS shall have the following additional rights:

      o CHS, being the owner of 100% of MDNY's Class B common stock, shall have the right to nominate and elect four members of the MDNY board of directors, and have representation on certain key committees of the MDNY board.

      o A supermajority voting is included in the MDNY by-laws with respect to (i) the selection and inclusion of network hospitals, (ii) amendment, modification or change to the MDNY by-laws, (iii) any modification or change to risk pool funding methodologies, (iv) the issuance of additional shares of MDNY stock, and (v) the transfer by either CHS or the Company of any MDNY stock held by either entity. The separate and affirmative vote of (1) at least a majority of the CHS elected directors and (2) at least a majority of the non-CHS-appointed directors shall be required to effect any of the foregoing actions of the MDNY board.

7.    NYSID Reserve Requirements

      As a condition of continued licensure by NYSID, the Company must maintain certain reserve requirements to protect its subscribers in the event the Company is unable to meet its obligations. As of December 31, 2002, the Company did not satisfy its NYSID statutory net worth requirement of approximately $7,800,000. As discussed in Note 4, at December 31, 2002, the Company did not fund its full net worth requirement through its contingent reserve fund and has therefore not met its contingent reserve requirement.

8.    Related Parties

      The Company provides health care services for employees of CHS. The premiums from these services are included in premiums earned in the statements of operations and outstanding receivables for these services are part of premiums receivable in the balance sheets. CHS premiums represented approximately 30% of total premiums earned by the Company during both 2002, 2001 and 2000. In addition, CHS premium receivables outstanding as of December 31, 2002, 2001 and 2000 were approximately $3.0 million, $5.4 million and $4.6 million, respectively. MDNY is subject to the New York Women's Health and Wellness Act, which, as of January 1, 2003, obligates MDNY to provide contraceptive devices to its members, in conflict with the ethical policies of the Diocese of Rockville Center. In light of this conflict, CHS could reconsider its ability to own stock in MDNY or the Diocese or CHS could elect not to renew their respective subscriber contracts with MDNY upon expiration thereof in 2005 or 2006, respectively.

Long Island Physician Holdings Corporation                                    12
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      As a result of incurring deficits of approximately $2.4 million in hospital risk pools during1997 and 1998 relating to risk sharing agreements between MDNY and CHS, CHS has agreed to pay MDNY this obligation by December 31, 2003. These amounts are included in the balance sheets as due from CHS.

      MDNY had a management services agreement with NextStage Healthcare Management of New York, Inc. ("NextStage"), an entity owned primarily by LIPH and CHS. This agreement stipulated that NextStage would provide management and consulting services to MDNY for a five year period that expired October 10, 2000. Under the terms of the agreement, fees charged by NextStage during 2000 were based on 100% of expenses incurred by NextStage relating to providing management services to MDNY.

      Expenses incurred by NextStage to service its management contract with MDNY are as follows:

                                                                       2000
                                                                    -----------
Salaries and related costs                                          $ 5,894,467
Consulting and professional fees                                      1,538,352
Selling, general and administrative expenses                          3,378,017
Write-off of advance from NextStage Healthcare, Inc.                         --
Depreciation expense                                                    452,861
                                                                    -----------
                                                                    $11,263,697
                                                                    ===========

9.    Reinsurance

      The Company entered into a stop-loss insurance agreement with an insurance company to limit its losses on individual claims. In 2002 and 2001, under the terms of this agreement, a portion of paid claims in excess of $100,000 for hospital services are reimbursed to the Company. During 2000, MDNY was reimbursed for paid claims in excess of $125,000 for hospital services and $25,000 for physician services. Effective January 1, 2001, the Company cancelled the portion of the stop-loss agreement relating to claims for physician services.

      Stop-loss insurance premiums of approximately $748,000 in 2002, $609,000 in 2001 and $1,214,000 in 2000 are included in healthcare costs. Approximately $237,000 in 2002, $309,000 in 2001 and $620,000 in 2000 of
      stop-loss recoveries, net of provision for uncollectible accounts, are deducted from healthcare costs.

      Reinsurance recoverables at December 31, 2002 and 2001 were approximately $635,000 and $1,055,000, respectively.

Long Island Physician Holdings Corporation                                    13
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10.   Property, Plant and Equipment

      The major components of property, plant and equipment as of December 31, 2002 and 2001 are as follows:

                                                         2002            2001
                                                     ----------      ----------
Equipment                                            $  324,000      $  322,372
Furniture and Fixtures                                  535,197         532,354
Leasehold improvements                                  484,207         485,002
Computer equipment and software                       2,645,505       2,609,589
                                                     ----------      ----------
                                                      3,988,909       3,949,317
Less accumulated depreciation                         3,596,664       3,258,948
                                                     ----------      ----------
Property, plant and equipment, net                   $  392,245      $  690,369
                                                     ==========      ==========

11.   Notes Payable

      During 1998, the Company obtained a loan from Long Island Physician Holdings, LLC ("LIPH, LLC") that has a balance as of December 31, 2002 of $1,321,826 (including accrued interest), which has been approved by the NYSID. Interest on this amount accrues at the prime rate and is payable quarterly commencing October 1, 1998. The entire principal balance plus any accrued interest was originally due on July 1, 1999, but is subject to prior approval by the NYSID.

      In April 1999, the Company and LIPH, LLC amended the note agreement to provide LIPH, LLC with the unilateral right to convert the note to an equity investment in the Company. In August 1999, the Company's Board authorized the conversion of the outstanding balance of the LIPH, LLC note to shares of common stock in the Company. The outstanding balance has not yet been converted as the Company has not yet received approval from the NYSID nor have additional shares been issued.

      During 1997, the Company obtained a loan from CHS that has a balance at December 31, 2002 of $1,925,324 (including accrued interest), that has been approved by the NYSID. Interest on this amount accrues at the prime rate and is payable quarterly commencing April 1, 1998. The entire principal balance under the note plus any accrued interest is due in full upon approval by the Superintendent.

      Repayment of the principal and payment of accrued interest on the note shall be made only out of the free and divisible surplus of the Company and all amounts to be paid or repaid are subject to the prior approval of the NYSID.

12.   Income Taxes

      The Company files corporate Federal income tax returns, as well as corporate income tax returns for the state in which the Company operates. The Company has a cumulative net operating loss as a result of incurring losses since inception.

      As of December 31, 2002, the Company has a net deferred tax asset, primarily relating to its net operating loss carryforwards. However, the Company has recorded a full valuation allowance against the potential future benefit of such net deferred tax assets.

Long Island Physician Holdings Corporation                                    14
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      For 2001, the limitation in the use of alternative minimum tax net operating losses was suspended for federal income tax purposes. Therefore, the Company's income tax expense for 2001 represents only non-income based state taxes.

      As of December 31, 2002 and 2001, the Company has a net operating loss carryforward for federal income tax purposes of approximately $9 million and $7 million, respectively, which expires between 2011 and 2033.

13.   Stockholders' Equity

      During 1995, the Company offered its shares through a private placement offering to various office based physicians, psychologists, podiatrists and dentists practicing on Long Island, New York (Queens, Nassau and Suffolk Counties, New York).

      Shares of Class A and Class B common stock were offered to physicians based on their services specialty at a price of $2,000 per share. The Class A common stock is voting stock and has been offered only to primary care physicians, specialty care physicians, anesthesiologists and oral surgeons. The Class B common stock is non-voting stock. Holders of Class B common stock will not be entitled to vote their shares of Class B common stock at meetings of the Company's stockholders, except as provided by the Business Corporation Law of the State of New York with respect to certain extraordinary corporate transactions.

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

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation, ("SFAS 123")." In accordance with SFAS No. 123, the Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations to account for stock-based compensation using the intrinsic value method for its stock option plans and, accordingly, does not recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS No. 123, the change to reported net (loss) income and net (loss) earnings per share would be insignificant.

Long Island Physician Holdings Corporation
Schedule of Valuation and Qualifying Accounts
December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                 Balance at        Provision                           Balance at
                                                 Beginning        for Doubtful                            End
             Description                         of Period          Accounts         Deductions        of Period
             -----------                         ----------       ------------       ----------        ----------
Year ended December 31, 2002
Estimated uncollectible amount of
    premium and accounts receivable            $1,549,253         $1,937,953         $2,526,187         $  961,019
Year ended December 31, 2001
Estimated uncollectible amount of
    premium and accounts receivable             1,725,894          5,261,910          5,438,551          1,549,253
Year ended December 31, 2000
Estimated uncollectible amount of
    premium and accounts receivable             1,802,398          3,231,374          3,307,878          1,725,894

                                 EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
 3.1.1            Certificate of Incorporation of Long Island Physician Holdings
                  Corporation ("LIPH") (1)
 3.1.2            Certificate of Incorporation of MDNY Healthcare, Inc. ("MDNY")
                  (7)
 3.1.3            Form of Second Certificate of Amendment of the Certificate of
                  Incorporation of LIPH (3)
 3.2              By-Laws of LIPH (6)
 3.3              Form of Proposed Certificate of Restated Articles of
                  Organization of MDNY Holdings, LLC ("Holdings") (3)
 3.4              By-laws of MDNY (6)
 4                Shareholders Agreement dated December 11, 1995 among MDNY,
                  LIPH and Catholic Healthcare Network of Long Island, Inc.
                  ("CHNLI") (1)
10.1              Form of Option Agreement between LIPH and each of the
                  directors thereof (2)
10.2              Option Agreement between LIPH and NextStage Healthcare, Inc.
                  dated September 18, 1995 (3)
10.3              Letter dated December 29, 1999 from MDNY to the Superintendent of Insurance, State of New York (4)
10.4              Stock Subscription and Purchase Agreement made as of October
                  11, 1995 among LIPH, CHNLI and MDNY (5)
10.5              Section 1307 Loan Agreement between MDNY and LIPH, LLC dated
                  July __, 1998, as amended (5)
10.6              Section 1307 Loan Agreement between LIPH and CHNLI dated
                  December 18, 1997 (5)
10.7              Subordinated Note dated December 18, 1997 made by MDNY in
                  favor of CHNLI (5)
10.8              Form of IPA Participation Agreement between MDNY and Island
                  Practice Association, IPA, Inc. ("Island IPA") (7)
10.9              Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, January 1, 1999 Renewal (5)
10.10             Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, for Point of Service Enrollees, January
                  1, 1999 Renewal (5)
10.11             Reconciliation Agreement dated as of May __, 2000 among MDNY,
                  Island IPA, CHNLI and LIPH (5)
10.12             Agreement dated May 10, 1999 between MDNY and Catholic Health
                  Services of Long Island, Inc. ("CHSLI") (6)
10.13             Agreement dated August 13, 1999 between MDNY and CHSLI (5)
10.14             Credentialing Services Agreement with CVONet, Inc.; Website
                  Maintenance and Hosting Agreement with Neptune Technologies,
                  Inc.(5)
10.15             Employment Agreement dated January 1, 2001 between MDNY and
                  Paul T. Accardi(6)(8)
10.16             Employment Agreement dated January 1, 2001 between MDNY and
                  Ronald R. Perrone(6)(8)
10.17             Recovery and Subordination Agreement dated July 12, 2001 and effective January 1, 2002 among MDNY, Island IPA and CHSLI (7)
21                Subsidiaries of Registrant (1)
31(a)             Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
                  (7)
31(b)             Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
                  7)
32(a)             Chief Executive Officer Section 1350 Certification (7)
32(b)             Chief Financial Officer Section 1350 Certification (7)

--------------------------------------------------------------------------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, File No. 0-27654, and incorporated herein by this reference.

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

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.

(7)   Filed herewith.

(8)   This Exhibit is a management compensatory plan or arrangement.