Form 10-K/A
period 2003-12-31
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2004-04-14
CIK 1006868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-K/A

--------------------------------------------------------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

      Indicate by check mark whether the Registrant is an accelerated filer (as defined under Rule 12b-2 of the Act). Yes __ No X.

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: As of December 31, 2003 there were 1,506 shares of Class A common stock and 4,333 shares of Class B common stock outstanding.

      The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant (assuming for this purpose that all officers, directors and holders of more than 10% of the Company's outstanding voting stock are affiliates) cannot be determined as ownership and transfer thereof is restricted pursuant to the Registrant's By-laws, and there is no trading market for such stock.

      Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Certain statements in this Annual Report on Form 10-K are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Such forward-looking statements include but are not limited to, statements concerning future or prospective: results of operations or financial position, liquidity, health care and administrative costs, premium rates and yields for commercial business, growth and retention of membership and development of new lines of business, health care benefits, provider networks, provider utilization rates, medical loss ratio levels, claims payment, service performance and other operations matters, administrative loss ratio levels, proposed efforts to control health care and administrative costs, impact of agreements with health care providers and related organizations of providers, reinsurance coverage for risk-transfer arrangements, enrollment levels, government regulation such as HIPAA, PBOR, the impact of new laws and regulation, the future of the health care industry, and the impact on MDNY of regulatory investigations and examinations. Actual results may differ materially from those expressed or implied by such forward-looking statements due to risks and uncertainties, including but not limited to the following: the inability of MDNY to meet applicable reserve and statutory net worth requirements; that CHNLI has notified the Company and MDNY that CHNLI desires to withdraw as an MDNY shareholder by December 31, 2004; that the Diocese of Rockville Center and the Hospitals affiliated with CHSLI may elect not to renew their respective subscriber contracts with MDNY upon expiration thereof effective January 1 2005 and 2006, respectively, in light of MDNY's obligation to comply with the New York Women's Health and Wellness Act, which obligates MDNY to offer contraceptive drugs and devices to members, in conflict with the ethical policies of the Diocese of Rockville Center; that increased regulation or modification of existing regulations will increase health care expenses or require additional or increased levels of statutory reserve requirements; that increased competition in MDNY's markets or a change in product mix will unexpectedly reduce premium revenue; and that MDNY will not be successful in increasing membership growth; that health care costs in any given period may be greater than expected due to general unanticipated increases in health care costs, unexpected incidence of major cases, national emergencies, natural disasters, epidemics, changes in physician practices, and new technologies.

                                     PART I

Item 1. Business

Company Overview

       Long Island Physician Holdings Corporation (the "Company" or "LIPH") is a New York corporation formed in 1994 and owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY Healthcare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO"), that currently operates in Nassau and Suffolk counties, New York. The financial statements of MDNY are consolidated into the audited financial statements of the Company. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. At December 31, 2003, MDNY had approximately 47,000 members ("Members"), comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans.

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

      With respect to years prior to 2001, MDNY was contractually obligated to pay a capitated amount to Island IPA for covered services provided by participating providers. Through 2001, however, MDNY continued to pay medical claims to Island IPA relating to claims with dates of service prior to January 1, 2001 in excess of capitated amounts for years prior to 2001. These payments resulted from medical claim obligations due by Island IPA to providers of approximately $23.2 million at December 31, 2001, reflected in MDNY's financial statements as payments in excess of capitation as of December 31, 2001 (the "Island Debt"). NYSID's position was that the Island Debt should be carried on the financial statements of MDNY as a liability of MDNY and not of Island IPA, causing MDNY to be deficient in its reserves.

      In order to meet NYSID's concerns, MDNY converted the capitation-based contract with Island IPA to a fee for service based IPA Participation Agreement effective January 1, 2001.

      In addition, with NYSID's approval, MDNY, Island IPA and the Catholic Health Services of Long Island, Inc. ("CHSLI"), an affiliate of CHNLI, on behalf of five catholic hospitals that act as providers to MDNY (the "Hospitals"), entered into a Recovery and Subordination Agreement (the "Recovery and Subordination Agreement"), dated July 12, 2001 and effective January 1, 2002. The Recovery and Subordination Agreement provides, among other things, as follows: (i) Island IPA is required to pay the Island Debt pursuant to a Repayment Plan whereby Island IPA is obligated to withhold, and remit to MDNY, 5% of all payments due to Island IPA participating providers (the "IPA Withhold"), MDNY will make claims payments to Island IPA or its participating providers on a fee-for-service basis, Island IPA is required to pay MDNY a $1.50 per member per month network access fee, and Island IPA is required to pay to MDNY the net revenue it receives from sources other than MDNY; (ii) until the Island Debt is repaid, Island IPA, Island IPA's participating providers and the Hospitals agreed (a), in the event that MDNY becomes insolvent (pursuant to a court approved order or admits its inability to pay its debts), to subordinate their rights to payment by MDNY of outstanding claims (including IBNR) to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt, and (b) that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals; and (iii) the amount of the Island Debt outstanding from time to time will be carried on the financial statements of MDNY as an admitted asset. The aggregate amount owed by MDNY to the subordinating parties in the form of medical claims payable was approximately $20 million and $25 million as of December 31, 2003 and 2002, respectively.

      In 2003 and 2002 the Island Debt was adjusted for additional claims and reduced by the IPA Withhold pursuant to the Recovery and Subordination Agreement. The Island Debt was approximately $20.0 million and $22.2 million at December 31, 2003 and 2002, respectively.

      On July 31, 2002, NYSID issued its Report on Examination of The MDNY Healthcare, Inc. as of June 30, 2000 dated April 2, 2001 and revised July 31, 2002 (the "Final Report"). The Final Report states, among other things, that, based on the execution of the Recovery and Subordination Agreement, "the IPA receivable will be allowed as an admitted asset and the examination insolvency will be eliminated. [NYSID] will monitor the impact of the [Recovery and Subordination] Agreement."

      In January 2003, NYSID notified MDNY that MDNY was impaired by the amount of $850,332 at September 30, 2002 and required MDNY to submit a restoration plan to remedy the impairment. (Impairment is the amount by which reported net worth is less than the amount of required reserves). In February 2003, MDNY submitted a remedial plan (the "MDNY Remedial Plan") to NYSID whereby: MDNY would continue negotiations with certain potential acquirors regarding a proposed sale of MDNY; MDNY would engage an investment banking firm; the Company and CHNLI, as the stockholders in MDNY, would be offered the alternative of making additional capital contributions to MDNY or selling all or part of MDNY; and the IPA providers agreed to reduce the physician fee schedule effective April 1, 2003. In April 2003, NYSID accepted the MDNY Remedial Plan.

      In accordance with the MDNY Remedial Plan, MDNY engaged an outside financial adviser to pursue the sale of its business and assets. No such sale is currently anticipated.

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

      As of December 31, 2003 MDNY reported a net operating gain of $1.3 million and statutory net worth of $6.3 million. The contingent reserve requirement at December 31, 2003 was $7.7 million. (NYSID reserve requirements are calculated based upon the greater of the contingent reserve or escrow deposit. The contingent reserve is calculated by incrementally adding 1% of premiums written not to exceed 5% (i.e., $7.7 million)). The escrow deposit is calculated as 5% of the following year's expected medical costs. MDNY's contingent reserve is currently capped at 5% of current billed premium.

      The failure of MDNY to meet reserve requirements, the failure of MDNY or the IPAs to comply with other existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company and MDNY.

      According to the NYSID Final Report, the composition of MDNY's Board of Directors does not comply with Part 98-1.11(f) of the Administrative Rules and Regulations of the NYSDOH, which requires that at least 20% of MDNY's directors must be enrollees of MDNY. The NYSID Final Report recommends that the requisite number of "enrollee representatives" be elected to MDNY's Board of Directors. MDNY and its shareholders, LIPH and CHNLI, are in the process of changing the composition and number of MDNY's Directors so as to include the requisite number of enrollee representatives and of effecting corresponding amendments to MDNY's certificate of incorporation and by-laws.

Recent Developments

      MDNY is subject to the New York Women's Health and Wellness Act, which, as of January 1, 2003, obligates MDNY to provide contraceptive drugs and devices to its members, in conflict with the ethical policies of the Diocese, to which CHNLI and CHSLI are subject. In light of this conflict, CHNLI has notified the Company and MDNY of CHNLI's desire to withdraw as an MDNY shareholder by December 31, 2004, and that the Diocese and CHSLI, on behalf of the Hospitals, will not renew their respective current subscriber contracts with MDNY upon expiration thereof effective January 1, 2005 and 2006, respectively. MDNY provides health care insurance to the employees of the Diocese of Rockville Center (the "Diocese") and employees of the Hospitals affiliated with CHSLI. At December 31, 2003, a total of 13,429 Members in MDNY were enrolled from CHSLI and the Diocese. Premiums from the Diocese and the Hospitals represented approximately 27% and 30% of total premiums earned by MDNY during both 2003 and 2002. If MDNY's subscriber contracts with the Diocese and CHSLI were to expire, the loss of business could have a material adverse effect on MDNY's business and financial condition.

      During the first quarter of 2004, the Company and MDNY had preliminary discussions with CHNLI and CHSLI regarding a potential restructuring whereby CHNLI would exit as an MDNY shareholder and MDNY would act as a third party administrator of benefits to employees of the Diocese and the Hospitals, which would become self-insured upon expiration of their respective subscriber contracts with MDNY. In such event, MDNY would receive a monthly fee for providing underwriting, medical management, claims processing and other administrative services to the Diocese and the Hospitals but would not assume insurance risk for the cost of providing health care benefits to employees of the Diocese and the Hospitals. There can be no assurance that the Company and MDNY will be able to effect such a restructuring of CHNLI's status as a shareholder in MDNY and of MDNY's provision of health care benefits or administrative services to employees of the Diocese and the Hospitals on terms acceptable to the Company and MDNY, if at all.

      As a result of incurring deficits of approximately $2.4 million in hospital risk pools during 1997 and 1998 relating to risk sharing agreements between MDNY and CHSLI, MDNY and CHSLI entered into agreements dated May 10, 1999 and August 13, 1999 whereby CHSLI agreed to pay MDNY $2.4 million by December 31, 2003. CHSLI paid such amount to MDNY on March 30, 2004.

Business Strategy

      MDNY is focusing on the following six areas in 2004 to achieve profitability and enrollment growth:

      o Applying for an Article 42 (accident and health company) license to allow MDNY to develop new products and benefit plan designs and match increased cost sharing provisions that certain of MDNY's competitors have marketed to their customers.

      o Achieving administrative efficiencies by, among other things, increased use of automation and electronic transmission.

      o Marketing to brokers in Nassau and Suffolk Counties, New York to increase name recognition and promote enrollment growth.

      o Expanding into Queens County, New York, where MDNY has an established provider network.

      o     Expanding marketing of MDNY's self-insured products.

      o Reduced marketing of MDNY's POS products, which have historically been unprofitable.

      Effective January 1, 2004, NYSID approved additional 10% and 12% rate increases for MDNY's HMO and POS sole proprietor products respectively. The Company anticipates that the increased differential on the sole proprietor POS Products should help offset historical negative operating results of MDNY's POS Products.

      While the Company believes that implementation of MDNY's plans will achieve profitability in 2004, there is no assurance that such actions will achieve positive results from operations or adequate working capital and equity.

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

      The Company believes that the network of providers under contract with MDNY is an important competitive advantage. However, the cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups, and certain of MDNY's competitors have developed products with premium rates below MDNY's based upon benefit plan designs that are outside of the scope of MDNY's licensure. There can be no assurance that MDNY will be able to compete effectively for the business of employer groups. If MDNY is unable to attract subscribers for its medical services, it will adversely affect MDNY's ability to generate revenues, thereby limiting MDNY's ability to make payments to the IPAs' participating providers.

MDNY

      Business Overview

      MDNY is an independent practice association-model HMO that is licensed by the State of New York to operate in Nassau and Suffolk counties, New York. At December 31, 2003, MDNY had 103 full-time employees, including its Chief Executive Officer, Chief Financial Officer and Chief Medical Officer. MDNY's operations commenced on January 1, 1996. MDNY provides health care insurance to its Members for a fixed monthly premium, plus a co-payment, as applicable, by the Member to a participating physician for each office visit generally, and a dispensing fee or co-payment to the pharmacy for each prescription filled. The basic benefits provided within a Member's benefit plan consist of primary and specialty physician care, inpatient and outpatient hospital services, emergency and preventive health care, laboratory and radiology services, ambulance services, eye care, physical and rehabilitative therapy services, chiropractic services, mental health care, and alcohol and substance abuse counseling. For an increased monthly premium, Members have the option to receive prescription drugs and other supplemental benefits through the purchase of benefit plan "riders". At December 31, 2003, MDNY had approximately 47,000 Members, comprised of individuals and families, enrolled in its health maintenance plans. MDNY's primary product lines include point-of-service plans and traditional HMO plans. A significant component of MDNY's membership and, therefore, premium revenue is derived from small groups and sole proprietors enrolling through associations or, after June 1, 2003, directly. This Member group has traditionally experienced higher medical loss ratios than the other groups in MDNY's Member base. Effective January 1, 2003, NYSID approved a 10% rate increase with respect to HMO sole proprietor products and a 12% differential to POS sole proprietor members to help offset the higher medical loss ratio associated with this Member group. MDNY's management currently monitors and evaluates MDNY's financial performance based on the combined service area of Nassau and Suffolk counties.

      MDNY entered into the Professional Services Agreements for the provision of applicable healthcare services to Members, pursuant to which Island IPA arranges for the provision of medical and surgical services and Island Dental Professional Association IPA, Inc. arranges for the provision of dental services. Island Behavioral Health Association IPA, Inc., which arranged for the provision of behavioral health services including psychiatry, became inactive in 2002. Each IPA is responsible for contracting with individual health care providers and for overseeing the initial and continuous screening of participating health care providers. MDNY made direct payments to IPA participating providers in 2003 for professional and ancillary services rendered to Members.

      All physicians who, through their contractual relationship with an IPA, participate in MDNY's provider network are required to participate in MDNY's quality improvement and utilization review programs. The quality improvement program is designed not only to maintain but also to continually improve the delivery of necessary medical care and includes:

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

      The quality improvement program utilizes computerized claims information as well as medical records which are maintained by the physicians and to which MDNY has access. In addition and as required by state law, MDNY has an established appeals, complaints and procedures for members and participating physician providers. All appeals, complaints, and grievances are investigated and resolved pursuant to the procedures established by MDNY in accordance with New York State regulations.

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

      The Company is subject to the risk of disruption in MDNY's health care provider network. Network hospitals and other health care providers could terminate their contracts with MDNY. All MDNY contracts with hospitals that serve a significant portion of its business are generally subject to multiple year contracts. All hospital contracts can be terminated on specified notice. MDNY is routinely engaged in negotiations with health care providers, including various hospitals and hospital systems, involving payment arrangements and other contract terms. During such negotiations, hospitals, hospital systems, physicians and other providers may threaten to or, in fact, provide notice of termination of their agreement with MDNY as part of their negotiation strategy. These disputes could adversely affect MDNY or could expose MDNY to regulatory or other liabilities. Cost-containment arrangements entered into by MDNY could be adversely affected by difficulties encountered in the implementation or administration of such agreements, regulatory actions, contractual disputes, or the failure of the providers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians, hospitals or other providers in MDNY's service areas, could enhance the providers' bargaining power with respect to higher reimbursement levels and changes to MDNY's utilization review and administrative procedures.

      MDNY has contracts with approximately 30 hospitals in its Long Island, New York service area providing for inpatient and outpatient care to MDNY's members. MDNY reimburses hospitals under these contracts based on negotiated per diems, diagnostic related groups ("DRGs"), case rates and fee schedules and, to a lesser extent, at prices discounted from the hospital's billed charges. The Company believes that the rates in these contracts are generally competitive.

      MDNY has various multi-year agreements subject to annual price negotiation with hospitals and hospital systems that are designed to provide predictability with respect to hospital costs and is currently negotiating with other hospital and hospital systems for similar multi-year arrangements. Contract pricing with 24 hospitals is subject to renegotiation in 2004. In addition, there has been significant consolidation among hospitals in MDNY's service area, which tends to enhance the combined entity's bargaining power with managed care payors. As a result, MDNY has the risk that certain hospitals may seek higher rates or seek to impose limitations on MDNY's utilization management efforts. The Company cannot guaranty that MDNY will be able to continue to secure multi-year agreements in the future.

MDNY Products

      Provided below are summary descriptions of MDNY's main products. The benefits actually provided to MDNY Members with respect to such products may vary depending upon the certificate of coverage filed by MDNY with NYSID.

      HMO Product

      MDNY's HMO products are offered through two plan designs: MDFlex and MDFocus, which were previously marketed as MDValue, MDSelect and MDClassic ("HMO Product"). Although currently there are members enrolled in MDValue, MDSelect and MDClassic plans, MDNY stopped actively marketing these plans as of January 1, 2001.

      MDFocus and MDFlex plans are offered with a comprehensive selection of copays and require the Member to select a personal physician who specializes in primary care (a primary care physician or "PCP") to oversee their healthcare needs. In the MDFlex program, the Member must stay within MDNY's extensive participating provider network for healthcare services and is required to obtain referrals for out-of-network care. In the MDFocusplan, members have access to a more defined, selective network. All MDNY plans allow members direct access to specialists without a referral.

      HMO Product premiums accounted for approximately 79%, 72% and 68% of total premiums earned by MDNY in 2003, 2002 and 2001, respectively.

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

      POS Product premiums accounted for approximately 21%, 28% and 32% of total premiums earned in 2003, 2002 and 2001, respectively.

      Individual Products

      MDNY provides HMO and POS Products to individuals who reside or work in Nassau or Suffolk County, New York. New York State regulations require HMOs in the community-rated small group market to offer products with mandated benefits. Individual Members in the small group market have access to MDNY's flex network. At December 31, 2003 and 2002 MDNY had 599 and 722 individual Members, respectively, who accounted for 2% of total premiums earned in both 2003 and 2002.

      Sole Proprietor Products

      MDNY provides HMO and POS Products to sole proprietors. New York law requires health insurers that issue coverage through associations to offer the same coverage to sole proprietors. New York law permits health insurers to classify sole proprietors in their own community rating category and prohibits rates for sole proprietor coverage from exceeding 120% of the rates established for identical coverage issued to a group. MDNY has approval for a 10% and 12% rate differential between sole proprietors and associations on its HMO and POS Products, respectively.

      MDNY has contracts with approximately 10 associations for which MDNY offers both small group and sole proprietor coverage. Members who meet eligibility requirements as sole proprietors have access to products sold through the association or directly from internal sales representatives. At December 31, 2003 and 2002, MDNY had approximately 16,200 and 20,200 sole proprietor Members, respectively, who accounted for 34% and 37% of total premiums earned in 2003 and 2002, respectively.

      HNY (Healthy New York) Products

      As required by the Health Care Reform Act 2000 ("HCRA"), MDNY offers two HMO products that offer a specified benefit package designed by the State of New York. Healthy New York is a program designed to make reduced cost comprehensive health insurance available to small businesses (including sole proprietors) that currently do not provide health insurance to their employees. Qualified individuals who work for employers that do not provide health insurance may also purchase these products. Specific participation criteria must be met to purchase these products. At December 31, 2003 and 2002, MDNY had approximately 496 and 196 Members, respectively, who purchased these products, which accounted for less than 1% and 0.2% of total premiums earned in 2003 and 2002, respectively.

Marketing

      MDNY markets its products through a network of general agents and brokers that market MDNY's products to small-employer groups and associations. MDNY also maintains an in-house sales force for direct marketing to non-brokered accounts.

      In March 1997, MDNY formed MDNY Preferred Network, Inc. to market PPO products. to large employer groups and unions that desire to offer medical or dental benefits on either an insured or self-insured basis to their employees or members. At December 31, 2003, MDNY Preferred Network, Inc. had no operations or financial activity.

      Mdnyhealthcare.org

      MDNY's website, www.mdnyhealthcare.org, provides on-line access to MDNY for its members, brokers, employer groups and providers. During 2003 and 2004, MDNY Members continued to increase their use of the website.

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

      As a New York State certified HMO, MDNY is subject to the New York Women's Health and Wellness Act. The Act provides, among other things, that, subject to certain exceptions (including for certain Religious Employers, as defined in the Act) all policies issued, renewed, modified or altered on or after January 1, 2003 must provide FDA approved contraceptive drugs and devices as part of prescription drug coverage through the addition of a rider.

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

      In January 1, 1997, New York State enacted the Health Care Reform Act of 1996 (the "HCRA"), which allows all private healthcare payors to negotiate payment rates for inpatient hospital services. Prior to enactment of HCRA, only HMO's could negotiate rates for these services. The enactment of HCRA adversely affected the ability of HMO's to negotiate rates. Also, beginning in January 1997, MDNY elected to make payments to state funding pools to finance hospital bad debt and charity care ("BDCC"), graduate medical education ("GME") and other state programs under the HCRA. Previously, hospital bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. HCRA, GME and BDCC assessments were reauthorized effective July 1, 2003 through June 30, 2005.

      The state of the economy has affected individual states' budgets, which could result in New York attempting to defray these costs through increased taxes, new taxes, increased assessments and new assessments on the programs in which MDNY participates such as the New York GME and BDCC programs and other programs. The New York State 2003-2004 budget includes, among other things, a premium tax increase of 75%, a 10% increase in the BDCC assessment, an increase in excess of 5% in the GME assessment, and an approximate 19% increase in the assessment for the NYSID and NYDOH budgets (to which MDNY is required to contribute). Although MDNY could attempt to mitigate or cover its exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that MDNY will be able to mitigate or cover all of such costs resulting from the New York State budget. Although MDNY has attempted to modify its product offerings to address the changing needs of its membership, there can be no assurance that the effects of the current downturn in economic conditions will not cause its existing membership to seek health coverage alternatives that MDNY does not offer or will not result in significant membership loss, lower average premium yields or decreased margins on continuing membership.

      During the past several years, New York has enacted significant pieces of legislation relating to managed care plans which contain provisions relating to, among other things, consumer disclosure, utilization review, removal of providers from the network, appeals processes for both providers and members, mandatory benefits and products, including infertility and clinical trials, state funding pools, prompt payment and provider contract requirements. NYSID has re-interpreted existing law and regulations to limit the ability to apply contract exclusions. The impact of this re-interpretation is that additional claims will be reviewed for demonstration of medical necessity, and more appeals may be submitted to external review. It is difficult to predict whether additional regulatory requirements may apply to the operations of HMOs. It should be assumed, however, that the health care delivery system in New York State will continue to be subject to a high level of regulatory control, which may impose additional limitations on the ability of HMOs (including MDNY) to engage in various financial transactions.

      Effective July 1, 1999, New York enacted a new law establishing a right for health care consumers to obtain an external review of determinations made by HMOs and insurers when coverage of health care has been denied on the grounds that the service is not medically necessary or that such service is experimental or investigational and establishing standards for the certification of the external review agents. In addition, the law requires provider contracts to include an explanation of provider payment methodologies; the time periods for provider payments; the information to be relied upon to calculate payments and adjustments; and the process to be employed to resolve disputes concerning provider payments. In 2003, five claims were submitted and closed for external review.

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

      The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") has had a significant effect on MDNY's operations. Regulations promulgated under HIPAA seek, among other things, to (i) ensure portability of health insurance to individuals changing jobs or moving to individual coverage by limiting application of preexisting condition exclusions, (ii) guarantee availability of health insurance to employees in the small group market and
(iii) prevent exclusion of individuals from coverage under group plans based on health status. New York State has a similar law. HIPAA also imposed new standards of protection against inappropriate use and disclosure of patient-identifiable health information that are applicable to health plans, their contracted entities and business associates. The U.S. Department of Health & Human Services ("DHHS") was directed to develop rules for standardizing electronic transmission of health care information and to protect its security and privacy. Under these rules, health plans, clearinghouses and providers will now be required to (a) comply with a variety of requirements concerning their use and disclosure of individuals' protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final privacy rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA privacy rules could expose MDNY to additional liability for, among other things, violations by its business associates. HIPAA's requirements with regard to privacy and confidentiality became effective as of April 2003. Also as part of HIPAA, DHHS issued final rules, effective October 2003, standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers and clearinghouses, including MDNY, are required to conform their electronic and data processing systems with HIPAA's electronic transaction requirements. MDNY's incremental costs for HIPAA compliance were $210,000 in 2003 and MDNY believes that it will incur additional costs in 2004 and beyond. However, the Company cannot predict the ultimate impact HIPAA will have on MDNY's business and results of operations in future periods.

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

      The Mental Health Parity Act of 1996 prohibits group health plans and health insurance issuers providing mental health benefits from imposing lower aggregate annual or lifetime dollar-limits on mental health benefits than any such limits for medical or surgical benefits. These requirements do not apply to small employers who have no more than 50 employees or to any group health plan whose costs increase one per cent or more due to the application of these requirements.

      The Newborns' and Mothers' Health Protection Act of 1996 generally prohibits group health plans and health insurance issuers from restricting benefits for a mother's or newborn child's hospital stay in connection with childbirth to less than 48 hours for vaginal delivery and to less than 96 house for cesarean section.

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

      Congress is also considering proposals relating to health care reform, including a comprehensive package of requirements on managed care plans called the Patient Bill of Rights ("PBOR") legislation. These proposals seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. PBOR, if enacted, could expose MDNY to significant litigation risk. Such litigation could be costly to the Company and could have a significant effect on the Company's results of operations. Although the Company could attempt to mitigate or cover the effects of such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation. In addition, on June 19, 2003, the United States House of Representatives passed legislation permitting small businesses to pool together as Association health Plans ("AHPs") to purchase or self-fund health care coverage. The legislation provides AHPs with significant regulatory and rating advantages which would prevail over state and federal law applicable to most insurers and HMOs, including the Company. The United States Senate has not taken any action on the legislation.

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

Item 2. Properties

      The offices of the Company and MDNY are located in premises leased by MDNY at One Huntington Quadrangle, Suite 4C01, Melville, NY 11747. The lease expires March 31, 2008. Annual rent is $476,000. The Company believes that such offices are adequate and suitable for the business of the Company and of MDNY as currently conducted and as currently proposed to be conducted.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003 through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      There is no trading market for the shares of the Company's Common Stock, as ownership thereof is restricted pursuant to the Company's By-laws to certain physicians and other medical practitioners resident in and licensed by New York State with office-based practices on Long Island, New York, and transfer thereof is restricted pursuant to the Company's By-laws. Under certain circumstances, the Company has the right, pursuant to the Company's By-laws, but not the obligation, to purchase stock of the Company which a shareholder desires to transfer, at a price based on the per share value determined by an independent certified public accountant.

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

      At December 31, 2003 there were 1,506 shareholders of record of the Company's Class A Common Stock and 4,333 holders of record of the Company's Class B Common Stock.

      The Company made no repurchase of any of its securities during the fourth quarter of 2003.

Item 6. Selected Consolidated Financial Data

      The following selected financial data for each year in the five-year period ended December 31, 2003 have been derived from the Company's audited consolidated financial statements. The information below is qualified by reference to and should be read in conjunction with the audited consolidated financial statements and related notes, and other financial information included elsewhere herein.

Statement of Operations Data:
(in thousands, except per share data)


                                                                       Year ended December 31,
                                                     -------------------------------------------------------------
Revenue:                                                2003         2002         2001         2000        1999
                                                        ----         ----         ----         ----        ----
Premiums earned                                      $ 153,276    $ 158,310    $ 146,505    $ 188,929    $ 146,339
                                                     ---------    ---------    ---------    ---------    ---------
Expenses:
IPA medical expenses                                   131,793      137,161      123,401      152,829      117,682
Excess IPA capitation                                       --           --           --        6,000           --
Commission expense                                       6,245        6,731        5,611        6,412        4,149
Reinsurance, net                                           409          609          300          594          500
Management fees                                             --           --           --       11,264       19,430
General and admin expenses                              13,528       15,541       20,150        9,771        6,121
Depreciation                                               162          337          498          167           --
                                                     ---------    ---------    ---------    ---------    ---------
Total expenses                                         152,137      160,379      149,960      187,037      147,882
                                                     ---------    ---------    ---------    ---------    ---------
Operating income (loss)                                  1,139       (2,069)      (3,455)       1,892       (1,543)
Investment income                                          394          676        1,957        2,744          404
Income (loss) before income taxes/minority interest      1,533       (1,393)      (1,498)       4,636       (1,139)
Provision for income taxes                                 (87)         (46)          --          (91)          --
Minority interest in (income) loss of subsidiary          (436)         475          490       (1,573)         337
Net income (loss)                                    $   1,010    $    (964)   $  (1,008)   $   2,972    $    (802)
                                                     =========    =========    =========    =========    =========
Basic and diluted income (loss) per share            $     173    $    (165)   $    (173)   $     509    $    (137)
Basic and diluted weighted average shares                5,839        5,839        5,839        5,839        5,839


Balance sheet data (in thousands):

                                                                        Year ended December 31,
                                                       ----------------------------------------------------------
                                                         2003         2002         2001         2000         1999
                                                         ----         ----         ----         ----         ----
Working capital/(deficiency)                           (16,951)     (19,934)     (19,014)         334       (2,397)
Total assets                                            45,994       43,881       45,199       25,279       20,573
Long-term debt                                           3,346        3,247        3,135        2,969        2,746
Total liabilities                                       42,465       41,798       41,676       20,258       20,286
Minority interest                                        1,683        1,247        1,722        2,213          640
Shareholders' equity/(Deficiency in assets)              1,846          836        1,801        2,808         (353)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

General Overview

      The Company owns 67% percent of the stock in MDNY. The Company is a holding company whose principal asset is its investment in MDNY and conducts no operating activities of its own. The Company's administrative, legal, accounting and insurance costs are funded by MDNY. Total costs funded by MDNY were $219,171 as of December 31, 2003.

      MDNY's principal source of revenue is premiums earned from its HMO and POS Products. Other revenue consists principally of interest income for 2003.

      MDNY's ability to achieve profitability depends principally on reducing its medical expenses as a percentage of its premium revenue (the "medical loss ratio" or "MLR") and sufficiently reducing its administrative costs. During 2003, MDNY continued to implement programs to reduce administrative costs. Although MDNY was able to reduce its administrative costs by $2 million from 2002, these costs, stated on a per member per month ("pmpm") basis, remained approximately $21 pmpm at December 31, 2003 and 2002, respectively. This was primarily due to MDNY's overall 25% drop in enrollment. Results for 2003 were positively affected by NYSID's approval of a 10% sole proprietor differential in premium yields in June 2003, together with a loss of members subscribing for POS Products, which historically had negative operating results. Premium yields were sufficient to offset the increase in HCRA surcharges (31% on a pmpm basis) and fee for service medical expenses (8.5% on a pmpm basis) in 2003 from 2002 and achieve a profit of $1.3 million for 2003.

      The following tables show plan statistics, revenues earned, and certain other selected information:

                                   2003       2002       %inc(dec)     %inc(dec)
                                   ----       ----       ---------     ---------
Enrollment                        47,029      62,640     (15,611)        (25%)
Enrollment (months)              626,106     712,660     (86,554)        (12%)
Premiums                        $153,276    $158,310      (5,034)       (3.2%)
Medical Expenses
(excl. HCRA surcharge)          $127,110    $133,365      (6,255)         (5%)
HCRA surcharge                  $  5,092    $  4,405         687          16%
Total Medical                   $132,202    $137,770       5,566        (4.0%)
Administrative                  $ 13,528    $ 15,541      (2,013)        (13)%
Commissions                     $  6,245    $  6,731        (486)         (7)%

                                   2003       2002       %inc(dec)
                                   ----       ----       ---------
Premium pmpm                    $ 244.81    $ 222.14        10%
Medical pmpm                    $ 203.02    $ 187.14       8.5%
HCRA pmpm                           8.13        6.18      31.6%
Total medical pmpm              $ 211.15    $ 193.32       9.2%
Administrative pmpm             $  21.61    $  21.81       (.9%)
Commissions pmpm                $   9.97    $   9.45       5.5%

      MDNY seeks to control medical expenses through arrangements with its affiliated IPAs and with non-IPA primary care physicians, with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers. MDNY's medical loss ratio, including the HCRA surcharge was 86% and 87%, respectively, for 2003 and 2002.

      During 2003, MDNY's working capital deficit decreased by $2.9 million from 2002 as Island IPA continued to pay the IPA Withhold to MDNY under the Recovery and Subordination Agreement, thereby reducing the Island Debt. See "Business-Certain Regulatory Matters" in Item 1 above. Positive operating results for the year ended December 31, 2003 further contributed to the overall decrease in the working capital deficit.

      The New York State Insurance Department has created Market Stabilization Pools (the "New York Stabilization Pool") for the small group and individual insurance markets. This pool operates on a calendar year basis. According to state regulations, certain insurers participating in the small group and/or individual markets will be required to make payments to the New York Stabilization Pool, and other insurers will receive payments from the New York Stabilization Pool. For the years 1999 and prior, two separate pools operated. Demographic data submitted by insurers was used to determine payments to and payments from one pool. Data related to the incidence of certain specified medical conditions was used to determine payments to and/ or from another pool. For the years subsequent to 1999, a single pool operates based on the experience of each insurer with respect to specified medical conditions. At December 31, 2003, MDNY had recorded a receivable of approximately $618,000 associated with the demographic pools for years 1998 and 1999. At December 31, 2003, MDNY had not established reserves or receivables as a result of the new methodology effective for fiscal years ended 1999-2003. Regional factors published by the NYSID have not been released to indicate whether MDNY would be a payor or payee based upon the revised methodology and submissions. Based upon the uncertainty at December 31, 2003, the Company is not able to quantify this contingency.

      MDNY has also established a receivable of approximately $833,400 at December 31, 2003 related to certain stop loss pools (together with the New York Stabilization Pool, the "Pools") established by the State of New York under the Health Care Reform Act of New York which provides a limited amount of stop loss insurance funds to cover 90% of certain paid claims for certain New York Mandated Plans and for the Healthy New York Plan. The regulations governing the stop loss pools were extended by the New York State legislature until June 30, 2005.

      While MDNY has established its recoveries under the Pools based on its interpretations of the regulations, the amounts recorded related to the Pools may differ materially from the amounts that will ultimately be paid or received from the Pools based on final reconciliations. There can be no assurance that MDNY will receive additional funds in the future related to the Pools.

Results of Operations

      The following table provides certain statement of operations data expressed as a percentage of total premium revenue and other statistical data for the years indicated:

Statement of Operations Data

                                                   Year ended December 31,
                                             --------------------------------
Revenue:                                       2003         2002         2001
                                               ----         ----         ----

   Premiums earned                            100.0%       100.0%       100.0%
Expenses:
IPA medical expenses                           86.0         86.6         84.2
Commissions expense                             4.1          4.2          3.8
Reinsurance expense, net                         --           .4           .2
General and administrative expenses             8.8          9.8         13.7
Depreciation                                     .1           .2           .3
   Total expenses                             (99.3)      (101.3)      (102.4)
   Operating income (loss)                       .7         (1.3)        (2.4)
Investment and other income                      .3           .4          1.3
Income (loss) before income taxes/
  minority interest                             1.0          (.9)        (1.0)
Provision for income taxes                      .05          .03           --
Minority interest in subsidiary                 (.3)          .3           .3
Net income (loss)                                .7          (.6)         (.7)

Statistical Data:
     Enrollment                              47,029       62,853       55,361
     Member months                          626,106      713,714      695,596
*    Medical loss ratio                        86.0%        87.0%        84.4%
**   Administrative loss ratio                 13.0%        14.2%        17.7%
--------------------------------------------------------------------------------

      * Medical loss ratio - Medical expense and net reinsurance expense divided by total premium revenue.

      ** Administrative loss ratio - Commission expense, management fees, depreciation expense, and general and administrative expense divided by total premium revenue.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Premiums earned for the year ended December 31, 2003 and 2002 were approximately $153,276,000 and $158,310,000, respectively. At December 31, 2003, MDNY's commercial enrollees totaled approximately 47,000, as compared to approximately 62,000 at December 31, 2002. Revenue decreased $5,316,000 or 3.3% in 2003 compared to 2002 as a result of decreased member months of 12% partially offset by increases in premium yields of approximately 10%
in 2003 compared with 2002. Overall membership decreased at December 31, 2003 primarily due to annual premium rate increases of 30% on POS Products and 10% on HMO Products.

      Total expenses for the year ended December 31, 2003 were $152,136,657 as compared to $160,379,021 for the year ended December 31, 2002. This 5% decrease in expenses is the result of lower medical expenses consistent with the overall 25% decrease in enrollment partially offset by an increase in overall medical costs of 9.2%. In addition, total administrative costs decreased 13% from 2002 consistent with MDNY's continued focus on streamlining administrative functions as enrollment declined in 2003.

      Health care service expense stated as a percentage of premium revenues was 86% for 2003 compared with 87% for 2002. Total medical expenses for the year ended December 31, 2003 decreased $5,567,000 or 4% from 2002. This decrease is primarily the result of the overall 25% decrease in enrollment from 2002. This decrease in medical expenses was offset by an increase in HCRA public goods expense for the year ended December 31, 2003 of $688,000 or 15.6% from 2002. This increase is consistent with percentage increases on 2003 BDCC and GME assessments imposed by HCRA effective July 1, 2003.

--------------------------------------------------------------------------------
Expenses:                  December 31, 2003  December 31, 2002      % change
--------------------------------------------------------------------------------
Medical fee for service
claims                       $127,109,852       $133,364,255           5%
--------------------------------------------------------------------------------
HCRA public goods expense      $5,092,376         $4,404,680          15.6%
--------------------------------------------------------------------------------
Total medical expense        $132,202,228       $137,768,935          (4.0)%
--------------------------------------------------------------------------------

      Administrative expenses stated as a percentage of premium revenue were 13% for 2003 compared with 14.2% for 2002. This reduction was the result of continued reductions in staffing throughout 2003 as a result of declining enrollment and operational efficiencies in 2003, which helped achieve profitability and offset increases in medical and commission costs.

      Net profit for the year ended December 31, 2003 was approximately $1,010,000, compared to a net loss of $(964,000) for 2002. This positive result in 2003 is primarily the result of higher premium yields (10%) over 2003 together with a change in membership mix and reductions in administrative costs realized in 2003. In 2003, 86% of the membership was comprised of HMO members as opposed to 77% in 2002. The HMO Products were profitable in 2003 and 2002. See the table below.

--------------------------------------------------------------------------------
Product                                 HMO           POS             Total
--------------------------------------------------------------------------------
Membership at Dec 31, 2003             40,357         6,672           47,029
--------------------------------------------------------------------------------
Membership at Dec. 31, 2002            48,083        14,557           62,640
--------------------------------------------------------------------------------
% Membership mix 2003                     86%           14%            100%
--------------------------------------------------------------------------------
% Membership mix 2002                     77%           23%            100%
--------------------------------------------------------------------------------

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Premiums earned for the year ended December 31, 2002 and 2001 were approximately $158,310,000 and $146,505,000, respectively. At December 31, 2002, MDNY's commercial enrollees totaled approximately 62,000 as compared to approximately 55,000 at December 31, 2001. Revenue increased $10.5 million or 7.1% in 2002 compared to 2001 as a result of increased member months and premium rates in 2002 compared with 2001. Total member months for 2002 increased approximately 7,118 or 14.3% from 2001. The remaining increase in premium revenue was a result of premium rate increases during 2001.

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

      Health care service expense stated as a percentage of premium revenues was 87.0% for 2002 compared with 84.4% for 2001. Medical expenses paid to the IPAs on a fee for service basis increased approximately 11.1%. This increase is consistent with the overall increase in sole proprietor business. The medical loss ratio was 87.0% for 2002.

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

Liquidity and Capital Resources

      Cash flows provided by (used in) operating activities, investing and financing activities of $878,790, $14,686, and $(12,845), respectively in 2003 resulted in an overall increase in cash and cash equivalents in 2003 of $880,631. The increase in net cash and cash equivalents is directly related to the timing of when claims are paid.

      The Company had negative working capital of approximately $16,951,000 at December 31, 2003 compared to a negative working capital of approximately $19,934,000 at December 31, 2002. The amount of negative working capital decreased in 2003 as Island IPA continued to pay the IPA Withhold to MDNY under the Recovery and Subordination Agreement thereby reducing the Island Debt. MDNY's liquidity is substantially dependent upon its ability to meet its current obligations. MDNY does not have the ability to obtain a line of credit with financial institutions as MDNY is only authorized to borrow 5% of approved assets subject to approval by the NYSID. The Company anticipates that the 2003 rate increases together with the initiatives described above under the caption "Business--Business Strategy" will produce sufficient cash flows to meet its obligations in 2004. There can be no assurance that the Company will be able to achieve sufficient cash flows.

      Pursuant to the Recovery and Subordination Agreement, Island IPA, Island IPA's participating providers and the Hospitals have agreed, among other things, until the Island Debt is repaid (a), in the event that MDNY becomes insolvent (pursuant to a court approved order or admits its inability to pay its debts), to subordinate their rights to payment by MDNY of outstanding claims (including
IBNR) to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt (i.e., payments in excess of capitation), and (b) that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals. The amount of Island Debt, and the amount of claims subject to potential subordination pursuant to the Recovery and Subordination Agreement, were approximately $20 million as of December 31, 2003. In the event of any such insolvency of MDNY, the effect of any such subordination would be to allow MDNY to pay current obligations that it would otherwise be unable to pay in an amount equal to the amount so subordinated, and allow MDNY to be sufficiently solvent to continue for a period of time in excess of one year.

Capital Reserves and Liquidity

      Certain matters relating to MDNY's regulatory status, its compliance with applicable reserve and statutory net worth requirements and liquidity are discussed above under the captions "Business--Certain Regulatory Matters" and "--Recent Developments."

      The continued failure of MDNY to meet reserve requirements or the failure of MDNY or the IPAs to comply with other existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company, MDNY and the IPAs.

      The consolidated financial statements of the Company as of December 31, 2003 and for the year then ended have been prepared assuming that the Company will continue as a going concern.

      MDNY's long term liquidity depends upon its ability to improve its operations and financial performance in order to meet its financial obligations, achieve statutory compliance, and achieve profitability. While the Company believes that implementation of MDNY's plans to achieve profitability will provide MDNY with the ability to continue as a going concern, there is no assurance that such actions will achieve positive results from operations or adequate working capital and equity sufficient to ensure the long-term viability of MDNY and the Company. Pursuant to the MDNY Remedial Plan, MDNY is actively pursuing the sale of its business and assets. However, there can be no assurance that any such sale will be completed on terms acceptable to MDNY, if at all, and there was no sale that the Company considered probable at December 31, 2003.

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and is payable quarterly. See Note 7 to the Consolidated Financial Statements included elsewhere herein. These loans together with the accrued interest and certain statutory items brought MDNY's statutory net worth at December 31, 2003 to $6.3 million compared to the NYSID required net worth of $7.7 million. (Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID).

Contractual Obligations

      MDNY is contractually obligated to make payments as follows:

                                                    Payments Due by Period
                             ------------------------------------------------------------------
Contractual Obligations        Total       1 Year      2-3 Years      4-5 Years   After 5 Years
-----------------------        -----       ------      ---------      ---------   -------------
                                                    (Amounts in thousands)
Operating leases             1,793,236     403,487       840,130       549,619         0
Obligations under capital
lease agreement              1,479         1,479         0             0               0
                             ---------     -------       -------       -------         --------
Total                        1,794,715     404,966       840,130       549,619         0
                             =========     =======       =======       =======         ========

      Operating lease terms generally range from one to ten years with certain early termination or renewal provisions at MDNY's option.

      MDNY is subject to various contracts with certain health care providers and facilities for the provision of health care services to its members. Such contracts involve payments to or from MDNY, generally on a monthly basis, in the ordinary course of business and are not included in the above table.

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

Revenue Recognition

      Commercial membership contracts are generally established on an annual basis subject to cancellation by the employer group, individual or MDNY upon 30 days' written notice. Premiums are due monthly and are recognized as revenue during the month in which MDNY is obligated to provide services to subscribers. Premiums collected in advance of the coverage period are recorded as unearned revenue. Premiums receivable are presented net of valuation allowances for estimated uncollectible amounts, based on known activities and balances and on historical trends.

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

      MDNY estimates the provision for IBNR using standard actuarial loss development methodologies applied to loss development data summarized on the basis of the month services are rendered and the month claims are paid, processed or received, and considers other items including, without limitation, historical levels of denied claims, medical cost trends, seasonal patterns and changes in membership mix. These estimates are reviewed by MDNY's external auditors and state regulatory authorities on a periodic basis. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as necessary. Adjustments to prior period estimates, if any, are included in the current period.

      Separately identified as public goods payable are estimated liabilities for New York's Graduate Medical Education (GME) and hospital Bad Debt and Charity Care (BDCC) programs, which are state health care public policy initiatives aimed at defraying the costs of other health care providers, such as hospitals.

      Management believes that the amount of medical costs payable and Public Goods Payable are adequate to cover MDNY's ultimate liability for unpaid claims as of December 31, 2003; however, actual claim payments and other items may differ from established estimates.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

      In the normal course of operations, MDNY is exposed to market risks arising from adverse changes in interest rates primarily through its borrowing activities and minimally through its short-term investments. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of December 31, 2003, MDNY's only borrowings were under two promissory notes from LIPH, LLC and CHNLI, in the original aggregate principal amount of $2.4 million, which accrue interest at the prime rate. At December 31, 2003, total principal and interest due LIPH, LLC and CHNLI was approximately $1.36 million and $1.98 million, respectively. A 100 basis point increase in interest rates, applied to MDNY's borrowings at December 31, 2003, would result in an increase in annual interest expense and a corresponding reduction in cash flow (were such interest to be paid) of approximately $24,000. The Company believes that MDNY's exposure to market risk relating to interest rate risk is not material.

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

      See "Index to Financial Statements and Schedules."

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A. Controls and Procedures

      (a) Based on an evaluation by the Company's President and Chairman of the Board and its Chief Financial Officer as of the end of the period covered by this Annual Report, the Company's disclosure controls and procedures, as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information contained in the Company's periodic reports provided to the Securities and Exchange Commission.

      The Company was delinquent in filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, failed to file an Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and was delinquent in filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Company failed to file Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2001 and for the quarters ended March 31, June 30 and September 30, 2002. The Company was delinquent in filing its Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2002. The Company failed to hold an Annual Meeting of Shareholders in 2002 or 2003. The Company also failed to make, or was delinquent in making, certain filings with respect to periods ending prior to December 31, 2000.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Directors of the Company

      The required information is to be set forth in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders ("Proxy Statement") under the caption "Directors and Executive Officers," which information is hereby incorporated herein by this reference.

(b) Executive Officers of the Company

      The required information is to be set forth in the Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by this reference.

(c) Section 16(a) Beneficial Ownership Reporting Compliance

      The required information is to be set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by this reference.

(d) Code of Ethics

      The required information is to be set forth in the Proxy Statement under the caption "Code of Ethics," which information is hereby incorporated herein by this reference.

Item 11. Executive Compensation

Compensation of Executive Officers

      The information required by this Item is to be set forth in the Proxy Statement under the caption "Directors and Executive Officers--Compensation of Executive Officers," which information is hereby incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is to be set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and of Management and Related Stockholder Matters," which information is hereby incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

      The information required by this Item is set forth in the Proxy Statement under the caption "Certain Relationship and Related Transactions," which information is hereby incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

      The required information is to be set forth in the Proxy Statement under the caption "Independent Auditor Fees," which information is hereby incorporated herein by this reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

I.    List of Documents Filed as Part of this Report

      A. Financial Statements: Independent Auditors' Report; Consolidated Balance Sheets as of December 31, 2003 and 2002; Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001; Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001; Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001; Notes to the Consolidated Financial Statements.

      B.    Schedules:

            Schedule II--Valuation and Qualifying Accounts

II.   Reports on Form 8-K

      No reports on Form 8-K were filed with respect to the last quarter of 2003.

III.  Exhibits

Exhibit No. Description
----------  ----------

3.1.1 Certificate of Incorporation of Long Island Physician Holdings Corporation ("LIPH") (8)

3.1.2       Certificate of Incorporation of MDNY Healthcare, Inc. ("MDNY") (6)

3.2         By-Laws of LIPH (5)

3.4         By-laws of MDNY (5)

4 Shareholders Agreement dated December 11, 1995 among MDNY, LIPH and Catholic Healthcare Network of Long Island, Inc. ("CHNLI") (1)

10.1 Form of Option Agreement between LIPH and each of the directors thereof (2)

10.2 Letter dated December 29, 1999 from MDNY to the Superintendent of Insurance, State of New York (3)

10.3 Stock Subscription and Purchase Agreement made as of October 11, 1995 among LIPH, CHNLI and MDNY (4) 10.4 Section 1307 Loan Agreement between MDNY and LIPH, LLC dated July __, 1998, as amended (4)

10.5 Section 1307 Loan Agreement between LIPH and CHNLI dated December 18, 1997 (4)

10.6        Subordinated Note dated December 18, 1997 made by MDNY in favor of
            CHNLI (5)

10.7 Form of IPA Participation Agreement between MDNY and Island Practice Association, IPA, Inc. ("Island IPA") (6)

10.8 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, January 1, 1999 Renewal (4)

10.9 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, for Point of Service Enrollees, January 1, 1999 Renewal (4)

10.10 Reconciliation Agreement dated as of May __, 2000 among MDNY, Island IPA, CHNLI and LIPH (4)

10.11 Agreement dated May 10, 1999 between MDNY and Catholic Health Services of Long Island, Inc. ("CHSLI") (5)

10.12       Agreement dated August 13, 1999 between MDNY and CHSLI (4)

10.13 Employment Agreement dated January 1, 2001 between MDNY and Paul T. Accardi(5)(7)

10.14       Employment Agreement dated January 1, 2001 between MDNY and Ronald
            R. Perrone(5)(7)

10.15 Recovery and Subordination Agreement dated July 12, 2001 and effective January 1, 2002 among MDNY, Island IPA and CHSLI (6)

21          Subsidiaries of Registrant (1)

31.1        Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
            (8)

31.2        Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
            (8)

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
            (8)

32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
            (8)

       ------------------------------------------------------------------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, File No. 0-27654, and incorporated herein by this reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form 10-SB/A-2, File No. 0-27654, and incorporated herein by this reference.

(3) Filed as an Exhibit to the Company's Report on Form 8-K dated March 2, 2000 and incorporated herein by this reference.

(4) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.

(7)   This Exhibit is a management compensatory plan or arrangement.

(8)   Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LONG ISLAND PHYSICIAN HOLDINGS
                                    CORPORATION

                                    By:   /s/ PAUL KOLKER, M.D.
                                    --------------------------------------------
                                    Name:  Paul Kolker, M.D.,
                                    Title: President and Chief Executive Officer
Date: April 14, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                           Date
---------                         -----                           ----

/s/ Paul Kolker, M.D.             Chairman of the Board,          April 14, 2004
----------------------------      (Principal Executive Officer)
Paul Kolker, M.D.

/s/ Concetta Pryor                Chief Financial Officer         April 14, 2004
----------------------------      (Principal Financial and
Concetta Pryor                    Accounting Officer)

/s/ William Brennan, D.C.         Director                        April 14, 2004
----------------------------
William Brennan, D.C.

                                  Director                        April __, 2004
----------------------------
Salvatore J. Caravella, M.D.

                                  Director                        April __, 2004
----------------------------
Franco Gallo, M.D.

                                  Director                        April __, 2004
----------------------------
Robert A. Jason, M.D.

/s/ Gregory Kalmar, D.D.S.        Director                        April 14, 2004
----------------------------
Gregory Kalmar, D.D.S.

                                  Director                        April __, 2004
----------------------------
Amy Koreen, M.D.

/s/ Ronald Perrone, M.D.          Director                        April 14, 2004
----------------------------
Ronald Perrone, M.D.

/s/ Rosario Romano, M.D.          Director                        April 14, 2004
----------------------------
Rosario Romano, M.D.

/s/ Robert Sarnataro, M.D.        Director                        April 14, 2004
----------------------------
Robert Sarnataro, M.D.

/s/ Gary Wohlberg, M.D.           Director                        April 14, 2004
----------------------------
Gary Wohlberg, M.D.

Long Island Physician Holdings Corporation
Consolidated Financial Statements
December 31, 2003 and 2002

Long Island Physician Holdings Corporation
Index
December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                                         Page(s)

Report of Independent Auditors.................................................1

Consolidated Financial Statements

Consolidated Balance Sheets....................................................2

Consolidated Statements of Operations and Accumulated Deficit..................3

Consolidated Statements of Comprehensive Income (Loss).........................4

Consolidated Statements of Cash Flows..........................................5

Notes to Consolidated Financial Statements..................................6-16

Schedule of Valuation and Qualifying Accounts.................................17

                         Report of Independent Auditors

To the Shareholders and Board of Directors of Long Island Physician Holdings Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and accumulated deficit, comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Long Island Physician Holdings Corporation (the "Company") and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule of valuation and qualifying accounts presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP
New York, New York
March 30, 2004

Long Island Physician Holdings Corporation
Consolidated Balance Sheets
December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                       2003           2002
                                                       ----           ----
Assets,
Cash and cash equivalents                          $ 1,575,080    $    694,449
Premium receivables, net of allowances
  of approximately $959,000 in 2003 and
  $961,000 in 2002                                  12,544,775       8,699,338
Reinsurance recoverables                               450,549         635,42O
Payments in excess of capitation                     2,O74,163       2,999,251
Prepaid expenses and other current assets            3,142,168       3,205,406
Due from Catholic Health Services of Long Island     2,382,027       2,382,027
                                                   -----------    ------------
    Total current assets                            22,168,762      18,615,891
                                                   ===========    ============
Property, plant and equipment, net                     272,134         392,245
Restricted cash and cash equivalents                 5,600,790       5,657,135
Payments in excess of capitation, net of
  current portion                                   17,953,057     19,215,858]
                                                   -----------    ------------
    Total assets                                   $45,994,743    $ 43,881,129
                                                   ===========    ============
Liabilities and Stockholders' Equity
Medical claims payable                             $27,542,261    $ 28,967,021
Public goods payable                                 6,779,734       5,367,150
Unearned premium revenue                             1,862,367       1,955,180
Accounts payable and accrued expenses                2,933,560       2,246,652
Current portion of capital lease obligations             1,479          14,324
                                                   -----------    ------------
    Total current liabilities                       39,119,401      38,550,327
                                                   ===========    ============
Note payable and accrued interest                    3,346,059       3,247,150
    Total liabilities                               42,465,460      41,797,477
Minority interest in MDNY Healthcare, Inc.           1,682,934       1,247,315
Stockholders equity
    Class A common stock, $.001 par Value;
      10,000 shares authorized, 1,506 issued
      and outstanding                                        2               2
    Class B common stock, $.001 par value;
      25,000 shares authorized, 4,333
      and outstanding
 Additional paid-in capital                         11,478,536     111,478,536
 Accumulated deficit                                (9,632,193)    (10,642,205)
    Total stockholders' equity                       1,846,349         836,337
                                                   -----------    ------------
    Total liabilities and stockholders' equity     $45,994,743    $ 43,881,129
                                                   ===========    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Long Island Physician Holdings Corporation
Consolidated Statements of Operations and Accumulated Deficit
Years Ended December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                        2003           2002             2001
                                                        ----           ----             ----
Revenue
Premiums earned                                    $153,276,616    $158,310,155    $ 146,505,139
       Total revenue                                153,275,616     158,310,155      146,505,139
Expenses
Medical services expense                            132,202,229     137,768,935      123,701,510
Commissions expense                                   6,244,726       6,731,587        5,610,672
General and administrative expenses                  13,527,932      15,540,781       20,150,287
Depreciation                                            161,770         337,718          497,618
                                                   ------------    ------------    -------------
       Total expenses                               152,136,657     160,379,021      149,960,087
                                                   ============    ============    =============
       Operating income (loss)                        1,138,959      (2,068,866)      (3,454,948)
Investment and other income                             394,409         675,923        1,956,680
       Income (loss) before income taxes
         and minority interest                        1,533,368      (1,392,943)      (1,498,268)
Provision for income taxes                              (87,737)        (46,725)              --
Minority interest in (income) loss of subsidiary       (435,619)        475,090          490,229
       Net income (loss)                              1,010,012        (964,578)      (1,008,039)
Accumulated deficit
Beginning of year                                   (10,642,205)     (9,677,627)      (8,669,588)
                                                   ------------    ------------    -------------
End of year                                        $ (9,632,193)   $(10,642,205)   $  (9,677,627)
                                                   ============    ============    =============
Basic and diluted income (loss) per share                   173            (165)            (173)
Basic and diluted weighted average shares                 5,839           5,839            5,839

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Long Island Physician Holdings Corporation
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                         2003           2002           2001
                                         ----           ----           ----

Net income (loss)                  $  1,010,012    $   (964,578)   $ (1,008,039)
Change in unrealized gain on
  securities                                 --              --             705
    Comprehensive income (loss)    $  1,010,012    $   (964,578)   $ (1,007,334)
                                   ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Long Island Physician Holdings Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                                         2003           2002           2001
                                                                         ----           ----           ----
Cash flows from operating activities
Net income (loss)                                                    $ 1,010,012    $  (964,578)   $(1,008,039)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
      Depreciation                                                       161,770        337,718        497,618
      Minority interest in income (loss) of subsidiary                   435,619       (475,090)      (490,229)
      Changes in operating assets and liabilities:
        Premium receivables, net                                      (3,845,437)     1,309,179        629,958
        Reinsurance recoverables                                         184,871        420,058        327,398
        Prepaid expenses and other current assets                         63,238       (954,269)      (829,113)
        Due to/from independent practice associations (IPAs)
           and medical claims payable                                    763,129     (1,305,311)    (5,268,570)
        Public goods payable                                           1,412,584      2,712,535      2,654,615
        Unearned premium revenue                                         (92,813)     1,239,902       (270,874)
        Accounts payable and accrued expenses                            785,817     (1,428,699)     1,124,309
                                                                     -----------    -----------    -----------
           Net cash provided by (used in) operating activities           878,790        891,445     (2,632,927)
                                                                     -----------    -----------    -----------
Cash flows from investing activities
Purchase of property, plant, and equipment                               (41,659)       (39,592)       (20,760)
Decrease (increase) in restricted cash and cash equivalents]              56,345     (2,059,510)       574,242
                                                                     -----------    -----------    -----------
           Net cash provided by (used in) investing activities            14,686     (2,099,102)       553,482
                                                                     -----------    -----------    -----------
Cash flows from financing activities
Payments on capital lease obligations                                    (12,845)       (55,984)       (77,677)
                                                                     -----------    -----------    -----------
           Net cash used in financing activities                         (12,845)       (55,984)       (77,677)
                                                                     -----------    -----------    -----------
           Increase (decrease) in cash and cash equivalents              880,631     (1,263,641)    (2,157,122)
Cash and cash equivalents
Beginning of year                                                        694,449      1,958,090      4,115,212
                                                                     -----------    -----------    -----------
End of year                                                          $ 1,575,080        694,449      1,958,090
                                                                     ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

1.    Organization

      Long Island Physician Holdings Corporation (the "Company" or "LIPH Corp") was incorporated on October 11, 1994 in the State of New York as a holding company for purposes to advance the delivery of healthcare on Long Island, New York (Queens, Nassau and Suffolk Counties). The Company is controlled by individual physicians residing in New York State. The accompanying consolidated financial statements include the activity of the Company and its majority owned subsidiary, MDNY Healthcare, Inc. ("MDNY"), a health maintenance organization. Catholic Health Network of Long Island ("CHNLI") is the minority owner of MDNY.

      The majority of healthcare services are provided by Catholic Health Services of Long Island ("CHSLI"), an affiliate of CHNLI, and physicians who are members of affiliated independent practice associations ("IPAs"). Island Professional Association IPA, Inc. ("Island IPA") is the primary affiliated IPA, and is owned by Long Island Physician Holdings, LLC ("LIPH, LLC"). Island IPA participating providers who hold membership interests in LIPH, LLC also own shares in LIPH, Corp (see note 7).

2.    Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, MDNY. Intercompany balances and activities have been eliminated in consolidation. Minority interest represents the proportionate share of the equity in the subsidiary that is attributable to the minority owner.

      Basis of Presentation

      The accompanying consolidated financial statements have been prepared on the accrual method of accounting in conformity with accounting principles generally accepted in the United States.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are amounts on deposit at two financial institutions in excess of $100,000, which is the maximum insured by the Federal Deposit Insurance Company. Management believes that the institutions are viable entities and no risk of loss exists. The Company routinely invests its restricted funds in money market accounts. These funds generally invest in highly liquid securities.

      Medical Services Expense

      Medical services expense, as recorded in the consolidated statements of operations and accumulated deficit, includes the cost of inpatient hospitalization and outpatient medical services provided or contracted for and are accrued in the period they are incurred. The costs of claims incurred but not reported are estimated based on historical data, current enrollment statistics, patient census data and other information. Such estimates and the resulting reserves are continually reviewed and updated, and any adjustments resulting therefrom are reflected in earnings currently. Amounts owed to Island IPA participating providers, CHS hospitals and all other providers of medical services are recorded as medical claims payable in the consolidated balance sheets. Medical services expense relating to CHS and Island IPA were approximately $85 million, $81 million and $77 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

      Property, Plant and Equipment

      Property, plant and equipment, including leasehold improvements, are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years. Equipment recorded under capital leases is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the equipment. When assets are retired or otherwise disposed of, the cost and the related depreciation are reversed from the account and any gain or loss is reflected in the consolidated statement of operations and accumulated deficit. Repairs and maintenance expenditures are expensed as incurred.

      Premium Revenue

      Commercial membership contracts are written on an annual basis subject to cancellation by the employer group upon thirty days written notice. Premiums are due monthly and are recognized as revenue during the period in which the Company is obligated to provide services to subscribers. Premiums collected in advance are deferred and recorded as unearned premium revenue in the consolidated balance sheets.

      Reinsurance

      Reinsurance premiums are reported as medical services expense, and reinsurance recoveries, when collection is deemed probable, are reported as a reduction of medical services expense in the consolidated statements of operations and accumulated deficit.

      Income Taxes

      Under the balance sheet-based liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"), deferred income taxes recorded by the Company reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      As of December 31, 2003 and 2002, the Company's net operating income
      (loss) for tax purposes will differ from the income (loss) for financial reporting purposes primarily as a result of the timing of bad debt write-offs, accrued interest and depreciation expense. The Company has recorded a full valuation allowance against the potential future benefit of such net deferred tax assets to the amount expected to be realized.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to allowances for uncollectible accounts, medical claims payable and receivables and payables recorded relating to New York public goods and stabilization pools. Actual results could differ from those estimates.

      Segment Reporting

      The Company currently operates in one reportable business segment. All of the Company's services are provided within the United States, and all of the Company's assets are located within the United States.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

      Reclassifications

      Certain reclassifications have been made to amounts previously reported to conform to current year's presentation. Such reclassifications had no effect on changes in stockholders' equity.

      Stock-based Compensation Plan

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

      The Company has chosen to adopt only the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company's stock option plan is described in note 13.

      Recent Accounting Pronouncements

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective on a prospective basis for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures in the financial statements effective for the period ended December 31, 2002. The Company has adopted the initial recognition and initial measurement provisions of FIN 45 effective January 1, 2003.

      In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"), as revised in December 2003 ("FIN 46R"). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities ("VIEs"). Although the FASB's initial focus was on special-purpose entities ("SPEs"), the final guidance applies to a wide range of entities. FIN 46 has far-reaching effects and applies to new entities that are created after the effective date, as well as to existing entities. Guidance under FIN 46 will provide for the determination of (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 "Consolidated Financial Statements," ("ARB 51"), or other existing authoritative guidance, or alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

3.    Recovery and Subordination Agreement

      In 2000 and prior years, the Company had various risk-sharing participation arrangements with affiliated IPAs in which the Company was obligated to pay the IPAs a percentage of commercial and Medicare premiums, net of provision for uncollectible accounts and commission expenses ("Capitated Arrangement"). These related IPAs were responsible for all healthcare service

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

      reimbursements to its members and other non-member third-party providers with whom the Company had contracted.

      During 2000, the New York State Insurance Department ("NYSID") performed its first financial audit of MDNY and its affiliated IPA's as of June 30, 2000. On May 10, 2001, the Company received from NYSID a Draft Report on Examination of MDNY as of June 30, 2000 (the "Draft Report"). The Draft Report stated, among other things, NYSID's determinations that, as of June 30, 2000, MDNY was insolvent in the amount of approximately $4.3 million and that MDNY's required contingency reserves were impaired in the amount of approximately $12.2 million. These determinations resulted from NYSID's position that MDNY should have reported certain obligations of the IPAs in MDNY's financial statements.

      Effective January 1, 2001, the Company entered into a new financial arrangement with affiliated IPAs. Under this arrangement, IPA participating physicians are reimbursed on a fee for service basis for covered services, as defined in the applicable subscriber agreement. Furthermore, during 2001, as part of the agreement between the Company and the IPAs, the Company agreed to assume responsibility for payments related to the New York State Public Goods Pools (see note 11). Since the Company agreed to assume responsibility for medical services provided to its members, it therefore bears full risk under this financial arrangement.

      On July 31, 2002, NYSID issued its Report on Examination of MDNY Healthcare, Inc. as of June 30, 2000 dated April 2, 2001 and revised July 31, 2002 (the "Final Report"). The Final Report states, among other things, that, based on the execution of a Recovery and Subordination Agreement between the Company and the NYSID, the NYSID permitted a receivable to be recognized from Island IPA as an admitted asset for medical claims paid by MDNY in excess of the negotiated Capitated Arrangement ("Payments in Excess of Capitation"). MDNY agreed to enter into non-risk contracts with the IPA's and the examination insolvency was eliminated.

      The Company recognized an initial receivable of approximately $23.2 million, which represented actual claims paid in 2001 to Island IPA participating providers with dates of service prior to January 1, 2001. Subsequent to the initial recognition, the receivable has been adjusted for additional claims paid after 2001, and reduced by a 5% withhold of payments as stipulated in the Recovery and Subordination Agreement. The net amount due from Island IPA, which is classified in the balance sheet as payments in excess of capitation, was approximately $20.0 million and $22.2 million as of December 31, 2003 and 2002, respectively.

      In accordance with the Recovery and Subordination Agreement:

      o Island IPA for itself and on behalf of each of its participating physicians and CHS and its hospital affiliates (collectively the "Subordinating Parties") agree to subordinate their rights to payment of outstanding claims, including claims incurred but not reported ("IBNR"), owed by MDNY to all other creditors in the event of MDNY's insolvency. The aggregate amounts owed to these Subordinating Parties in the form of medical claims payable as of December 31, 2003 and 2002 were approximately $20 million and $25 million, respectively.

      o Effective January 1, 2002, Island IPA began retaining a non-distributable withhold in the amount of 5% of payments to participating providers and has remitted the entire amount of the withhold to the Company. During 2003 and 2002, the amount remitted to the Company

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

      reduced the payments in excess of capitation receivable by approximately $2.2 million and $2.1 million, respectively.

      o Also effective January 1, 2002, the Company is obligated to make payment to Island IPA for unrestricted access to its network of participating providers in amount equal to $1.50 per member per month ("network access fee"). The amounts owed by the Company to Island IPA for the network access fee are to be used to reduce the payments in excess of capitation. As of December 31, 2003, no payment has been made or will be required to be made to Island IPA for network access fees relating to 2003 or prior.

      o Island IPA is obligated to pay the Company a portion of all income it receives from sources other than the Company. Such payments would be in an amount equal to gross collections minus operational and administrative expenses ("net revenue") received by Island IPA from such sources. Since the effective date of the agreement, Island IPA has not received any income from other sources, and therefore, the Company has not received any such payments as of December 31, 2003.

      o The withhold remittances, net revenue remittances, and network access fees described above will remain in effect until such time as the repayment of the debt to the Company has been fully satisfied.

4.    Financial Condition

      The Company had a negative working capital of approximately $17 million and $20 million at December 31, 2003 and 2002, respectively. In accordance with the Recovery and Subordination Agreement, if MDNY admits its inability to pay its debts at any point in time, Island IPA's participating providers and CHSLI have agreed to the subordination of the portion of outstanding medical claim obligations they are owed, up to the amount these providers owe as payments in excess of capitation (see note
      4). This amount of potential subordination was approximately $20 million and $25 million as of December 31, 2003 and 2002, respectively.

5.    NYSID Reserve Requirements

      As a condition of continued licensure by NYSID, the Company must maintain certain reserve requirements to protect its subscribers in the event the Company is unable to meet its obligations.

      Escrow Deposit Reserve Requirement

      In accordance with the NYSID regulations, the Company is required to maintain certain amounts on deposit in an escrow account for the protection of enrollees, equal to 5% of projected medical expenditures of the following year or $100,000, whichever is greater. The Company had approximately $5,601,000 and $5,657,000 of money market funds on deposit in escrow as of December 31, 2003 and 2002, respectively. These funds are included in the consolidated balance sheets as restricted cash and cash equivalents. The Company did not meet the escrow deposit requirement of $5.8 million at December 31, 2003, calculated as 5% of an approximate $116 million in projected medical expenditures.

      Contingent Reserve Requirement

      The Company is required to maintain a contingent reserve fund which should be increased in an amount equal to 1% of net premium revenue at year end but not to exceed 5% of net premium

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

      revenue reported for the year. This contingent reserve requirement shall be deemed to have been met if the statutory net worth of the Company equals or exceeds the contingent reserve requirement. According to New York Codes of Rules and Regulations, if the contingent reserve fund is less than the escrow deposit account, the escrow deposit account may be used to offset the contingent reserve fund.

      At December 31, 2003, the contingent reserve fund requirement was greater than the escrow deposit account. As statutory net assets of the Company were $6.3 million, the Company did not meet the contingent reserve fund requirement of $7.7 million at December 31, 2003.

      In April 2003, the NYSID accepted a remedial plan submitted by MDNY which detailed MDNY's plans to remedy the statutory reserve impairment. Subsequent to the acceptance of the remedial plan, the NYSID directed MDNY to take appropriate action to achieve net worth of at least $7 million. As part of their directive, the NYSID required MDNY to provide monthly financial statements, and continues to monitor MDNY's financial performance.

6.    Concentration of Credit Risk

      The mix of receivables from related parties and others at December 31, 2003 and 2002, are as follows:

                                                    2003          2002
                                                    ----          ----
Related parties                                     50%            30%
Other                                               50             70
                                                    ---           ---
                                                    100%          100%
                                                    ===           ===

7.    Related Parties

      The Company had the following material transactions with related parties:

      Catholic Health Services of Long Island ("CHSLI") and the Diocese of Rockville Centre ("Diocese")

      The Company also provides health care services for employees of CHSLI and its affiliated entity, the Diocese. The premiums from these services are included in premiums earned in the consolidated statements of operations and accumulated deficit, and outstanding receivables for these services are part of premiums receivable in the consolidated balance sheets. CHSLI and Diocese premiums represented approximately 27% of total premiums earned by the Company during 2003 and 30% during 2002 and 2001. In addition, CHSLI premium receivables outstanding as of December 31, 2003, 2002 and 2001 were approximately $6.5 million, $3.0 million and $5.4 million, respectively. There were no outstanding premium receivables due from the Diocese at December 31, 2003 and 2002.

      MDNY is subject to the New York Women's Health and Wellness Act, which, as of January 1, 2003, obligates MDNY to provide contraceptive drugs and devices to its members, in conflict with the ethical policies of the Diocese to which CHNLI and CHSLI are subject. In light of this conflict, CHNLI has notified the Company of CHNLI's desire to withdraw as a MDNY shareholder, and the Diocese and CHSLI have notified the Company that they will not renew their current subscriber contracts with MDNY upon expiration thereof effective January 1, 2005 and

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

      2006, respectively. CHSLI and CHNLI have notified the Company that a restructuring plan would be considered whereby CHNLI would exit as a shareholder and CHSLI and the Diocese would enter into a self-insured contract with the Company, whereby the Company would act as a third party administrator of the health benefits of the each entity's respective employees.

      As a result of incurring deficits of approximately $2.4 million in hospital risk pools during 1997 and 1998 relating to risk sharing agreements between the Company and CHS, a receivable from CHS of approximately $2.3 million was recorded in the consolidated balance sheets at December 31, 2003 and 2002. The receivable was due December 31, 2003 (see note 16).

8.    Reinsurance

      The Company entered into a stop-loss insurance agreement with an insurance company to limit its losses on individual claims. In 2003, 2002 and 2001, under the terms of this agreement, a portion of paid claims in excess of $100,000 for hospital services were reimbursed to the Company. Effective January 1, 2001, the Company cancelled the portion of the stop-loss agreement relating to claims for physician services.

      Reinsurance premiums of approximately $528,000 in 2003, $948,000 in 2002 and $609,000 in 2001 are included in medical services expense on the consolidated statements of operations and accumulated deficit. Any reinsurance recoveries are also included in medical services expense.

      Reinsurance recoverables at December 31, 2003 and 2002 were approximately $451,000 and $635,000, respectively, of which $289,000 and $349,000 were related to the years ended December 31, 2003 and 2002, respectively.

9.    Property, Plant and Equipment

      The major components of property, plant and equipment as of December 31, 2003 and 2002 are as follows:

                                                         2003            2002
                                                      ----------      ----------
Equipment                                             $  337,050      $  324,000
Furniture and fixtures                                   535,197         535,197
Leasehold improvements                                   484,207         484,207
Computer equipment and software                        2,674,115       2,645,505
                                                      ----------      ----------
                                                       4,030,569       3,988,909
                                                      ----------      ----------
Less accumulated depreciation                          3,758,435       3,596,664
                                                      ----------      ----------
     Property, plant and equipment, net               $  272,134      $  392,245
                                                      ==========      ==========

10.   Notes Payable

      During 1998, with the approval of the NYSID, the Company obtained a loan from LIPH, LLC. The outstanding balance, including accrued interest, was approximately $1,363,000 and $1,322,000 at December 31, 2003 and 2002,
      respectively. Interest on this amount accrues at the prime rate (4.00% at December 31, 2003) and is payable quarterly commencing October 1, 1998. The entire

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

      principal balance plus any accrued interest was originally due on July 1, 1999, but is subject to prior approval by the NYSID.

      In April 1999, the Company and LIPH, LLC amended the note agreement to provide LIPH, LLC with the unilateral right to convert the note to an equity investment in MDNY. In August 1999, MDNY's Board authorized the conversion of the outstanding balance of the LIPH, LLC note to shares of common stock in MDNY. The outstanding balance has not yet been converted, nor have additional shares been issued, as the Company has not yet received approval from the NYSID.

      During 1997, with the approval of the NYSID, the Company obtained a loan from CHS. The outstanding balance, including accrued interest, was approximately $1,983,000 and $1,925,000 at December 31, 2003 and 2002,
      respectively. Interest on this amount accrues at the prime rate and is payable quarterly commencing April 1, 1998. The entire principal balance under the note plus any accrued interest is due in full upon approval by the NYSID.

      Repayment of the principal and payment of accrued interest on the note shall be made only out of the free and divisible surplus of the Company and all amounts to be paid or repaid are subject to the prior approval of the NYSID.

11.   Commitments and Contingencies

      Public Goods Pool

      The Company makes payments to New York State funding pools to finance hospital bad debt and charity care ("BDCC"), graduate medical education ("GME") and other state programs under the Health Care Reform Act of 1996 ("HCRA"). Outstanding liabilities related to the pools are included within public goods payable on the consolidated balance sheets. Expenses related to these pools were approximately $4.4 million, $4.1 million, and $4 million for the years ended December 31, 2003, 2002 and 2001, respectively, and are included within medical services expense on the consolidated statements of operations and accumulated deficit.

      Stabilization Pools

      The Company is also affected by certain state regulated risk allocation pools, which are designed primarily to spread claims risk between insurers. Certain insurers participating in the small group and individual insurance market in New York are required to contribute certain amounts to the New York Stabilization Pools, while others receive certain amounts from the New York Stabilization Pools, based upon the criteria outlined in the applicable regulations. For the years ended December 31, 1999 and prior, two separate pools were in operation; one determined by demographic data and the other determined by the incidence of certain specified medical conditions. For years subsequent to 1999, a single pool operates based on the experience of each insurer with respect to specified medical conditions.

      The Company has recorded a receivable of approximately $618,000 at December 31, 2003 and 2002, relating to the demographic pool for the years 1998 and 1999, which is included in prepaid expenses and other current assets on the consolidated balance sheets. The Company has not established reserves or receivables for the years 1999 through 2003, as regional factors published by the NYSID have not been released to indicate whether the Company would be a payer or a recipient based upon the revised methodology and submissions for each of these years.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

      Other Programs

      Under HCRA, New York State provides a limited amount of stop loss insurance funding to cover 90% of certain paid claims for specified New York Mandated Plans and for the Healthy New York Plan. The Company has recorded a receivable of approximately $883,000 and $981,000 at December 31, 2003 and 2002, respectively, which is included in prepaid expenses and other current assets on the consolidated balance sheets. Additionally, New York State imposes assessments that are used to fund the state health and insurance departments and other state initiatives.

      Lease Commitments

      Future minimum rental expense commitments to be paid under operating leases, for office space and other facilities, are as follows for each of the next five years and in aggregate:

Year                                                              Amount
----                                                              ------
2004                                                            $  403,487
2005                                                               414,430
2006                                                               425,700
2007                                                               437,305
2008                                                               112,314
                                                                ----------
                                                                $1,793,236
                                                                ==========

      Litigation

      The Company is involved in litigation arising in the course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company's future financial position or results from operations.

12.   Income Taxes

      The components of the income tax expense are as follows:


                                                  2003                2002
                                                 -------            -------
Current
Federal                                          $21,522            $    --
State                                             66,215             46,725
Deferred                                              --                 --
State                                                 --                 --
                                                 -------            -------
            Total                                $87,737            $46,725
                                                 =======            =======

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

      The differences between the provision for federal income taxes and the expected income taxes computed using statutory income tax rates are as follows:

                                                       2003          2002
                                                   -----------    -----------
Federal income tax expense at
  statutory rate                                   $   478,650    $  (473,600)
State income taxes, net of federal tax benefit          43,702         30,839
Change in valuation allowance                         (612,270)       553,186
Permanent differences                                   82,643         52,982
Other                                                   95,012       (116,682)
                                                   -----------    -----------
      Total income tax expense                     $    87,737    $    46,725
                                                   ===========    ===========

      Significant components of the Company's deferred tax liabilities and assets as of December 31, were as follows:

                                                       2003          2002
                                                   -----------    -----------
Deferred tax assets
Fixed assets                                       $    68,823    $   119,058
Receivables                                            383,305        384,021
Accrued interest                                       378,043        338,519
                                                    29,161,189      3,535,797
Net operating losses
Other                                                  133 136        114,370
Valuation allowance                                 (3,879,496)    (4,491,765)
                                                   -----------    -----------
      Net deferred tax asset                                --             --
                                                   ===========    ===========

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. As of December 31, 2003 and 2002, the Company has determined that it is more likely than not that the future tax benefit of the deferred tax assets will not be realized. As such, a valuation allowance has been recorded against the full value of the net deferred tax asset.

      As of December 31, 2003 and 2002, the Company has a net operating loss carryforward for Federal income tax purposes of approximately $7.3 million and $9 million, respectively, which will begin to expire in 2011.

13.   Stockholders' Equity

      During 1995, the Company offered its shares through a private placement offering to various office based physicians, psychologists, podiatrists and dentists practicing on Long Island, New York (Queens, Nassau and Suffolk Counties, New York).

      Shares of Class A and Class B common stock were offered to physicians based on their specialties at a price of $2,000 per share. The Class A common stock is voting stock and has been offered only to primary care physicians, specialty care physicians, anesthesiologists and oral surgeons. The Class B common stock is non-voting stock. Holders of Class B common stock are not entitled to vote their shares of Class B common stock at meetings of the Company's stockholders, except as provided by the Business Corporation Law of the State of New York with respect to certain extraordinary corporate transactions.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

      During 1996, the Company issued 39 Class A shares and 63 Class B shares for $204,000. The Company reserved for issuance upon exercise of "non-qualified" stock options that number of shares of Class B common stock equal to no more than fifteen (15%) of the total number of shares currently outstanding. The Company has issued to certain organizers 1,041 options to purchase shares of Class B common stock at $2,000 per share, exercisable at any time after July 1, 1998. The options are non-transferable and expire on July 1, 2005. At December 31, 2003, no options have been exercised.

14.   MDNY Healthcare, Inc.

      At December 31, 2003, the Company holds 907 shares of MDNY's $.001 par value Class A common stock, for which it paid $9,070,000. CHNLI holds the remaining 451 shares of MDNY's $.001 par value Class B common stock, for which it paid $4,510,000. CHNLI's ownership interest in MDNY is reflected as minority interest in the accompanying consolidated financial statements.

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

      o A supermajority voting is included in the MDNY by-laws with respect to (i) the selection and inclusion of network hospitals, (ii) amendment, modification or change to the MDNY by-laws, (iii) any modification or change to risk pool funding methodologies, (iv) the issuance of additional shares of MDNY stock, and (v) the transfer by either CHNLI or the Company of any MDNY stock held by either entity. The separate and affirmative vote of (1) at least a majority of the CHNLI elected directors and (2) at least a majority of the non-CHNLI-appointed directors shall be required to effect any of the foregoing actions of the MDNY board.

15.   Basic and Diluted Income (Loss) Per Share

      Basic and diluted income (loss) per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At December 31, 2003 and 2002, the Company had outstanding stock options to purchase 1,041 shares of Class B common stock that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

16.   Subsequent Event

      On March 30, 2004 the CHSLI receivable of $2.4 million was received in full.

Long Island Physician Holdings Corporation
Schedule of Valuation and Qualifying Accounts
December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                     Provision
                                                    for Doubtful
                                       Balance at   Accounts and                 Balance at
                                       Beginning       Billing                     End
            Description                of Period     Adjustments   Deductions    of Period
            -----------                ---------     -----------   ----------    ---------
Year ended December 31, 2003
Allowance for doubtful accounts
  and billing adjustments             $  961,019     $3,743,879    $3,745,672   $  959,226

Year ended December 31, 2002
Allowance for doubtful accounts
  and billing adjustments              1,549,253      1,937,953     2,526,187      961,019

Year ended December3l, 2001
Allowance for doubtful
  and billing adjustments              1,725,894      5,261,91O     5,438,551    1,549,253

                                  EXHIBIT INDEX

Exhibit No. Description
----------  -----------

3.1.1 Certificate of Incorporation of Long Island Physician Holdings Corporation ("LIPH") (8)

3.1.2       Certificate of Incorporation of MDNY Healthcare, Inc. ("MDNY") (6)

3.2         By-Laws of LIPH (5)

3.4         By-laws of MDNY (5)

4 Shareholders Agreement dated December 11, 1995 among MDNY, LIPH and Catholic Healthcare Network of Long Island, Inc. ("CHNLI") (1)

10.1 Form of Option Agreement between LIPH and each of the directors thereof (2)

10.2 Letter dated December 29, 1999 from MDNY to the Superintendent of Insurance, State of New York (3)

10.3 Stock Subscription and Purchase Agreement made as of October 11, 1995 among LIPH, CHNLI and MDNY (4)

10.4 Section 1307 Loan Agreement between MDNY and LIPH, LLC dated July __, 1998, as amended (4)

10.5 Section 1307 Loan Agreement between LIPH and CHNLI dated December 18, 1997 (4)

10.6        Subordinated Note dated December 18, 1997 made by MDNY in favor of
            CHNLI (4)

10.7 Form of IPA Participation Agreement between MDNY and Island Practice Association, IPA, Inc. ("Island IPA") (6)

10.8 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, January 1, 1999 Renewal (4)

10.9 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, for Point of Service Enrollees, January 1, 1999 Renewal (4)

10.10 Reconciliation Agreement dated as of May __, 2000 among MDNY, Island IPA, CHNLI and LIPH (4)

10.11 Agreement dated May 10, 1999 between MDNY and Catholic Health Services of Long Island, Inc. ("CHSLI") (5)

10.12       Agreement dated August 13, 1999 between MDNY and CHSLI (4)

10.13 Employment Agreement dated January 1, 2001 between MDNY and Paul T. Accardi(5)(7)

10.14       Employment Agreement dated January 1, 2001 between MDNY and Ronald
            R. Perrone(5)(7)

10.15 Recovery and Subordination Agreement dated July 12, 2001 and effective January 1, 2002 among MDNY, Island IPA and CHSLI (6)

21          Subsidiaries of Registrant (1)

31.1        Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
            (8)

31.2        Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
            (8)

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
            (8)

32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
            (8)

--------------------------------------------------------------------------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, File No. 0-27654, and incorporated herein by this reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form 10-SB/A-2, File No. 0-27654, and incorporated herein by this reference.

(3) Filed as an Exhibit to the Company's Report on Form 8-K dated March 2, 2000 and incorporated herein by this reference.

(4) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.

(7)   This Exhibit is a management compensatory plan or arrangement.

(8)   Filed herewith.