Form 10-K/A
period 2003-12-31
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2004-04-22
CIK 1006868

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

                                Explanatory Note

      The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Annual Report") was inadvertently filed initially as a Form 10-K/A. This Form 10-K/A is filed for the sole purpose of revising the cover page of the Annual Report to reflect the Company's intention to file the Annual Report initially as a Form 10-K and not as a Form 10-K/A. The cover page of the Annual Report filed herewith has been so revised and identifies the Annual Report as a Form 10-K. There are no other differences between the Annual Report as filed herewith and the Annual Report as initially filed.

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