Form 10-Q
period 2004-03-31
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2004-05-17
CIK 1006868

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

                   For the quarter period ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined under Rule 12b-2 of the Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: As of March 31, 2004 there were 1,506 shares of Class A common stock and 4,333 shares of Class B common stock outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I  FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

        Consolidated Balance Sheets                                            3
        Consolidated Statements of Operations and Accumulated Deficit          4
        Consolidated Statements of Cash Flows                                  5
        Notes to Consolidated Financial Statements                           6-7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           8-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk            15

Item 4. Controls and Procedures                                               16

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                     16

Item 5. Other Information                                                     16

Item 6. Exhibits and Reports on Form 8-K                                      16

SIGNATURES                                                                    17

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Long Island Physician Holdings Corporation
                           Consolidated Balance Sheets
                      March 31, 2004 and December 31, 2003
                                   (unaudited)

                                                       March 31,    December 31,
                                                         2004           2003
                                                      -----------   -----------
Assets

Cash and cash equivalents                             $ 4,089,528   $ 1,575,080

Premium receivables (net of allowances of
 approximately $1,320,000 in 2004 and
 $959,000 in 2003)                                     11,242,289    12,544,775

   Reinsurance recoverables                               320,155       450,549
   Payments in excess of capitation                     2,074,163     2,074,163
   Prepaid expenses and other current assets            3,469,574     3,142,168
   Due from Catholic Health Services of Long Island            --     2,382,027
                                                      -----------   -----------
     Total current assets                              21,195,709    22,168,762
 Property plant and equipment, net                        279,813       272,134
 Restricted cash and cash investments                   5,736,095     5,600,790
 Payments in excess of capitation, net of
  current portion                                      17,723,357    17,953,057
                                                      -----------   -----------
     Total assets                                     $44,934,974   $45,994,743
                                                      -----------   -----------
Liabilities and Stockholders' Equity:
   Medical claims payable                             $24,287,059   $27,542,261
   Public goods payable                                 7,970,086     6,779,734
   Unearned premium revenue                             2,168,972     1,862,367
   Accounts payable and accrued expenses                3,051,545     2,933,560
   Current portion of capital lease obligations                --         1,479
                                                      -----------   -----------
     Total current liabilities                         37,477,662    39,119,401
Note payable and accrued interest                       3,369,993     3,346,059
     Total liabilities                                 40,847,655    42,465,460

Minority interest in MDNY Healthcare, Inc.              1,850,942     1,682,934
Stockholders' equity
     Class A common stock, $.001 par value;
          10,000 shares authorized, 1,506 issued
          and outstanding                                       2             2
     Class B common stock, $.001 par value;
          25,000 shares authorized, 4,333 issued
          and outstanding                                       4             4
Additional paid-in capital                             11,478,536    11,478,536
Accumulated deficit                                    (9,242,165)   (9,632,193)
                                                      -----------   -----------
     Total stockholders' equity                         2,236,377     1,846,349
                                                      -----------   -----------
     Total liabilities and stockholders' equity       $44,934,974   $45,994,743
                                                      ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
          Consolidated Statements of Operations and Accumulated Deficit
                   Three Months Ended March 31, 2004 and 2003
                                   (unaudited)

                                                        Three months ended
                                                             March 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
Revenue
  Premiums earned                                  $ 35,078,863    $ 40,287,643
                                                   ------------    ------------
         Total revenue                               35,078,863      40,287,643
                                                   ------------    ------------
Expenses:
  Medical services expense                           29,767,156      34,404,249
  Commissions expense                                 1,393,306       1,729,819
  General and administrative expenses                 3,471,699       3,809,350
  Depreciation                                           25,304          46,429
                                                   ------------    ------------
        Total expenses                               34,657,465      39,989,847
                                                   ------------    ------------
  Operating income                                      421,398         297,796
Investment and other income                             169,269          49,427
     Income before income taxes
         and minority interest                          590,667         347,223
     Provision for income taxes                         (32,631)        (33,500)
     Minority interest in income
         of subsidiary                                 (168,008)       (103,528)
                  Net income                            390,028         210,195
     Accumulated deficit

Accumulated deficit, beginning of period             (9,632,193)    (10,642,205)
                                                   ------------    ------------
  Accumulated deficit, end of period               $ (9,242,165)   $(10,432,010)
                                                   ============    ============
  Basic and diluted income per share               $      67.00    $      36.00
  Basic and diluted weighted average shares               58.39           5,839

The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2004 and 2003
                                   (unaudited)

                                                         Three months ended
                                                              March 31,
                                                         2004           2003
                                                      ----------     ----------
Cash flows from operating activities:

Net  income                                           $  390,028     $  210,195
Adjustment to reconcile net income to net cash
provided by operating activities
     Depreciation                                         25,304         46,429
     Minority interest in gain of subsidiary             168,007        103,528
     Payments in excess of capitation                    229,700        518,860
     Reinsurance recoverable                             130,394         88,640
     Premium receivables                               1,302,486     (2,309,727)
     Prepaid expenses and other current assets          (327,406)        96,688
     Medical claims payable                           (3,255,202)      (322,242)
     Public goods payable                              1,190,352        847,209
     Unearned premium revenue                            306,605        755,681
     Accounts payable and accrued interest               141,919        424,957
                                                      ----------     ----------
Net cash (used in) provided by operating activities   (2,684,215)       460,218
                                                      ----------     ----------
Cash flows from investing activities:
Increase in restricted cash and investments             (135,305)       (17,321)
Purchase of Property and Equipment                       (32,983)
                                                      ----------     ----------
Net cash (used in) provided by investing activities     (168,288)       (17,321)
                                                      ----------     ----------
Cash flows from financing activities:
Payments on capital lease obligations                     (1,479)        (4,009)
                                                      ----------     ----------
Net cash used in financing activities                     (1,479)        (4,009)
                                                      ----------     ----------
Net change in cash and cash equivalents                2,514,448        438,888
                                                      ----------     ----------
Cash and cash equivalents, beginning of period         1,575,080        694,449
                                                      ----------     ----------
Cash and cash equivalents, end of period              $4,089,528     $1,133,337
                                                      ----------     ----------

The accompanying notes are a integral part of these consolidated financial statements

                   Long Island Physician Holdings Corporation
                        Notes to the Financial Statements
                                   (unaudited)

1. BASIS OF PRESENTATION

      Background

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") was formed in December 1994 in the State of New York as a holding company for purposes aimed at advancing the delivery of healthcare on Long Island, New York (Nassau and Suffolk counties). The Company is owned by individual physicians residing in New York State. The accompanying consolidated financial statements include the activity of the Company and its majority owned subsidiary, MDNY Healthcare, Inc. ("MDNY"), a health maintenance organization. The Company owns 67% of stock of MDNY. The Company is exclusively a holding company whose principal assets is its investment in MDNY and conducts no operating activities of its own. The Company's legal and other professional costs are funded by MDNY. Total costs for the first quarter 2004 were $106,978.

      Basis of Presentation

      The interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K. Certain amounts reported in the Company's consolidated statements of operations for the three months ended March 31, 2004 have been reclassified to conform to the 2003 presentation.

      Earnings Per Share

      Basic and diluted income per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At March 31, 2004 and 2003, the Company had outstanding stock options to purchase 1,041 shares of Class B common stock that were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common share.

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised in December 2003. ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The adoption of FIN 46 did not have an impact on the Company's consolidated financial statements.

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

2. REGULATORY DEVELOPMENTS

      As a condition of continued licensure by the New York State Insurance Department ("NYSID"), MDNY must maintain certain reserve requirements to protect its subscribers in the event MDNY is unable to meet its obligations, NYSID directed MDNY to take appropriate action to achieve net worth of at least $7 million (MDNY's escrow deposit requirement) by July 10, 2003. MDNY failed to meet the $7 million statutory net worth requirement by July 10, 2003, and, as of March 31, 2004, MDNY failed to satisfy its NYSID statutory net worth requirement of $7.7 million by approximately $810,000. NYSID has directed MDNY to provide monthly financial statements and NYSID continues to monitor MDNY's financial performance.

                   Long island Physician Holdings Corporation
                   Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Company Overview

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") is a New York corporation formed in December 1994 and owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY Healthcare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO"), that currently operates in Nassau and Suffolk counties, New York. The financial statements of MDNY are consolidated into the audited financial statements of the Company. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. At March 31, 2004, MDNY had approximately 43,000 members ("Members"), comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans. As of December 31, 2003 membership was approximately 47,000.

      The Company is affiliated with LIPH, LLC (the "LLC"), a New York limited liability company formed in December 1996. Upon the formation of the LLC, the shareholders of the Company owned all of the membership interests in the LLC. The assets of the LLC consist of the stock in three independent practice associations, Island Practice Association, I P.A., Inc. ("Island IPA"), Island Behavioral Health Association IPA, Inc. (currently inactive) and Island Dental Professional Association IPA, Inc. (the "IPAs"). MDNY has entered into various contractual arrangements (the "Professional Services Agreements") with the IPAs to arrange for the provision of applicable health care and administrative services to the Members of MDNY.

      MDNY's principal source of revenue is premiums earned. Premiums earned represented 99.5% and 99.8% of MDNY's total revenue for the quarters ended March 31, 2004 and 2003, respectively.

      MDNY's ability to achieve profitability depends principally on reducing its medical expenses as a percentage of its premium revenue (the "medical loss ratio" or "MLR") and sufficiently reducing its administrative costs. During 2003, MDNY continued to implement programs to reduce administrative costs. Although MDNY was able to reduce its administrative costs by $2 million from 2002, these costs, stated on a per member per month ("pmpm") basis, increased from $21 pmpm at December 31, 2003, respectively, to $26 pmpm at March 31, 2004. This was primarily due to MDNY's continued decline in enrollment. Results for 2003 were positively affected by NYSID's approval of a 10% sole proprietor differential in premium yields in June 2003, together with a loss of members subscribing for POS Products, which historically had negative operating results. Premium yields were sufficient to offset the increase in HCRA surcharges (31% on a pmpm basis) and fee for service medical expenses (8.5% on a pmpm basis) in 2003 from 2002 and achieve a profit of $1.3 million for 2003.

      As of March 31, 2004, the reported profit of approximately $390,000 is the result of the overall increase in premium yields that became effective in 2004. The Company believes limiting the marketing of the POS plan in 2004 because of historic losses helped achieve profitability as of March 31, 2004.

      MDNY seeks to control medical expenses through arrangements with its affiliated IPAs and with non-IPA primary care physicians, with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers. MDNY's medical loss ratio was 84.5% and 85.3%, respectively, for the three months ended March 31, 2004 and 2003. As of March 31, 2004 and 2003 enrollment was 43,019 and 57,206 respectively.

      MDNY's working capital deficit decreased from $16.9 million at December 31, 2003 to $16.3 million at March 31, 2004 primarily due to earnings generated during the first quarter of 2004.

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

      In 2003 and 2002 the Island Debt was adjusted for additional claims and reduced by the IPA Withhold pursuant to the Recovery and Subordination Agreement. The Island Debt was approximately $20.0 million and $22.2 million at December 31, 2003 and 2002, respectively. As of March 31, 2004 the Island Debt was $19.8 million. The $200,000 reduction of the Island Debt since December 31, 2003 is the result of the IPA Withhold paid in the first quarter of 2004.

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

      o Applying to NYDOH for an Article 43 (accident and health company) license to allow MDNY to develop new products and benefit plan designs and match increased cost sharing provisions that certain of MDNY's competitors have marketed to their customers. During the first quarter of 2004, NYDOH indicated its preliminary unwillingness to grant this license as the Company continues to be impaired.

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

      The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the three-month period ended March 31, 2004 and 2003:

                                                        2004            2003
                                                     ---------       ---------
Revenues:
Premiums earned                                           99.5%           99.9%
Investment and other income                                 .5              .1
                                                     ---------       ---------
     Total revenue                                       100.0           100.0
                                                     ---------       ---------
Medical claims expense                                    84.5            85.3
Commissions expense                                        4.0             4.3
General and administrative                                 9.8             9.4
Expenses                                                    .1             0.1
Depreciation                                                                --
                                                     ---------       ---------
     Total expenses                                       98.3            99.1
                                                     ---------       ---------
Operating income before income taxes                       1.7             0.9
Income tax expense                                        (0.1)           (0.1)
                                                     ---------       ---------
Net income before minority interest                        1.6             0.8
Minority interest in income of subsidiary                 (0.5)           (0.3)
                                                     ---------       ---------
Net income                                                 1.1%            0.5%
                                                     ---------       ---------
Statistical data:
     Enrollment (HMO and POS)                           43,019          57,206
     HMO enrollment                                     38,979          47,025
     POS enrollment                                      4,040          10,181
     ASO enrollment                                         --           3,723
     ^Member months                                    129,668         172,804
     *Medical loss ratio                                                  85.3
     **Administrative loss ratio                          13.9            13.8

 * Medical loss ratio-Medical expense and net reinsurance divided by total premium

** Administrative loss ratio-Commission expense, depreciation, and general administrative expense divided by total premium

 ^    does not include ASO member months which is dental only

Comparison of three months ended March 31, 2004 and 2003

      Revenues for the three months ended March 31, 2004 were $35,078,863, down 13% from $40,287,643 during the same period in the prior year. Enrollment totaled 43,019 at March 31, 2003 down 25% from 57,206 at March 31, 2003. Premium revenues decreased $5,208,780 or 13% as a result of the decline in enrollment offset by premium rate increases. In addition, although enrollment in the POS products dropped to 4,040 from 10,181 at March 31, 2003, MDNY was approved for a 10% differential in sole proprietor rates effective June 1, 2003, which helped offset anticipated declines in premium related to the drop in enrollment. Premium yields for the first quarter increased 16% to $270 on a pmpm (per member per month) basis from $233 compared to the first quarter 2003.

      Total expenses for the quarter ended March 31, 2004 were $34,657,465 down 13% from $39,989,847 for the same period in the prior year. This decrease in expenses is the result of enrollment declines realized during the first quarter.

      Medical claim expense as a percent of premium revenues was 84.5% for the first quarter 2004 compared to 85.3% for the first quarter 2003. Medical costs stated on a pmpm basis increased to $229 for the first quarter 2004 from $199 during the same period in the prior year; a 15% increase.

      Commissions as a percent of premium remained at approximately 4% for the first quarter 2004 and first quarter 2003. Although enrollment decreased during the last quarter 2003, the percentage of enrollment generated through associations remained approximately 48%.

      Net income for the first quarter of 2004 totaled $390,028, compared with a net income of $210,195 for the first quarter 2003. Higher premium yields realized in 2004 and lower than anticipated medical cost increases contributed to the overall increase in net earnings reported in the first quarter.

      Liquidity and Capital Resources

      Cash and cash equivalents for the three months ended March 31, 2004 increased to $4,089,528 from $1,575,080 at December 31, 2003. The increase of approximately $2.5 million in net cash and cash equivalents is related to the receipt on March 30, 2004 of $2.4 million from CHSLI.

      MDNY had a negative working capital of $16.3 million at March 31, 2004 compared to a negative working capital of $16.9 million at December 31, 2003. The negative working capital decreased as of March 31, 2004 primarily due to earnings generated during the first quarter of 2004. The Company anticipates that 2004 rate increases together with the other operating initiatives described above under the caption "--Business Strategy" will produce sufficient cash flows to meet MDNY's obligations. There can be no assurance that MDNY will be able to achieve sufficient cash flows.

      Capital Reserves and Liquidity

      Certain matters relating to MDNY's regulatory status, its compliance with applicable reserve and statutory net worth requirements and liquidity are discussed above under the captions "--Recent Developments" and "--Business Strategy."

      The continued failure of MDNY to meet reserve requirements, the failure of MDNY or the IPAs to comply with other existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company, MDNY and the IPAs.

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and are payable quarterly. See Note 7 to the Consolidated Financial Statements included elsewhere herein. These loans together with the accrued interest brought MDNY's March 31, 2004 to a statutory net worth of $6.8 million compared to the NYSID required net worth of $7.7 million. (Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID).

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

      Impact of New Accounting Standards

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised in December 2003. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". In May 2003, the FASB issued SFAS No. 150, " Accounting for Certain Instruments with Characteristics of both Liabilities and Equity".

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

      Certain Factors Affecting Future Operating Results

      Certain statements in this Report on Form 10-Q are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Such forward-looking statements include but are not limited to, statements concerning future or prospective: results of operations or financial position, liquidity, health care and administrative costs, premium rates and yields for commercial business, growth and retention of membership and development of new lines of business, health care benefits, provider networks, provider utilization rates, medical loss ratio levels, claims payment, service performance and other operations matters, administrative loss ratio levels, proposed efforts to control health care and administrative costs, impact of agreements with health care providers and related organizations of providers, reinsurance coverage for risk-transfer arrangements, enrollment levels, government regulation such as HIPAA, PBOR, the impact of new laws and regulation, the future of the health care industry, and the impact on MDNY of regulatory investigations and examinations. Actual results may differ materially from those expressed or implied by such forward-looking statements due to risks and uncertainties, including but not limited to the following: the inability of MDNY to meet applicable reserve and statutory net worth requirements; that CHNLI has notified the Company and MDNY that CHNLI desires to withdraw as an MDNY shareholder by December 31, 2004; that the Diocese of Rockville Center and the Hospitals affiliated with CHSLI may elect not to renew their respective subscriber contracts with MDNY upon expiration thereof effective January 1 2005 and 2006, respectively, in light of MDNY's obligation to comply with the New York Women's Health and Wellness Act, which obligates MDNY to offer contraceptive drugs and devices to members, in conflict with the ethical policies of the Diocese of Rockville Center; that increased regulation or modification of existing regulations will increase health care expenses or require additional or increased levels of statutory reserve requirements; that increased competition in MDNY's markets or a change in product mix will unexpectedly reduce premium revenue; and that MDNY will not be successful in increasing membership growth; that health care costs in any given period may be greater than expected due to general unanticipated increases in health care costs, unexpected incidence of major cases, national emergencies, natural disasters, epidemics, changes in physician practices, and new technologies.

      See also the discussion under "Risks and Uncertainties" in Note 3 of the Notes to Condensed Consolidated Financial Statements included in this Report and matters referred to throughout Item 1 of the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      See Part I -- Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosure About Market Risk."

Item 4. Controls and Procedures

      Based upon an evaluation by the Company's President and Chairman of the Board and its Chief Financial Officer as of the end of the period covered by this report, they have concluded that the Company's disclosure controls and procedures, as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information contained in the Company's periodic reports provided to the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          None.

Item 5.   Other Information.
          None.

Item 6.   Exhibits and Reports on Form 8-K.
          a. Exhibits

          1.  Composite By-laws of Long Island Physician Holdings Corporation

          2.  Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

          3   Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

          4.  Chief Executive Officer Section 1350 Certification

          5.  Chief Financial Officer Section 1350 Certification

(1) Filed herewith.

          b.  Reports on Form 8-K.
              None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     LONG ISLAND PHYSICIAN HOLDINGS CORPORATION

 By: /s/ PAUL KOLKER, M.D.
     --------------------------------------------
     Name:  Paul Kolker, M.D.
     Title: President and Chief Executive Officer

     Date May 14, 2004