Form 10-Q
period 2004-06-30
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2004-08-16
CIK 1006868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                           Commission File No. 0-27654

                   LONG ISLAND PHYSICIAN HOLDINGS CORPORATION
--------------------------------------------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined under Rule 12b-2 of the Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: As of August 13, 2004 there were 1,506 shares of Class A common stock and 4,333 shares of Class B common stock outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I     FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

         Consolidated Balance Sheets                                           3
         Consolidated Statements of Operations and Accumulated Deficit         4
         Consolidated Statements of Cash Flows                                 5
         Notes to Consolidated Financial Statements                          6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8-15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

Item 4.  Controls and Procedures                                              15

PART II    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     17

SIGNATURES                                                                    18

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Long Island Physician Holdings Corporation
                           Consolidated Balance Sheets
                       June 30, 2004 and December 31, 2003
                                   (unaudited)

                                                                                                June 30,               December 31,
                                                                                                  2004                     2003
                                                                                              ------------             ------------
Assets

Cash and cash equivalents                                                                     $  2,555,272             $  1,575,080

Premium receivables (net of allowances of approximately
$1,500,000 in 2004 and $959,000 in 2003)                                                        10,181,890               12,544,775

    Reinsurance recoverables                                                                       113,024                  450,549
    Payments in excess of capitation                                                             2,074,163                2,074,163
    Prepaid expenses and other current assets                                                    1,778,141                2,523,543
    Due from Catholic Health Services of Long Island                                                    --                2,382,027
                                                                                              ------------             ------------
      Total current assets                                                                      16,702,490               21,550,137
  Property plant and equipment, net                                                                317,934                  272,134
  Restricted cash and cash investments                                                           5,762,273                5,600,790
  Payments in excess of capitation, net of current portion                                      17,157,494               17,953,057
Other assets                                                                                       618,625                  618,625
                                                                                              ------------             ------------
      Total assets                                                                            $ 40,558,816             $ 45,994,743
                                                                                              ============             ============
Liabilities and Stockholders' Equity:
    Medical claims payable                                                                    $ 22,133,070             $ 27,542,261
    Public goods payable                                                                         6,999,738                6,779,734
    Unearned premium revenue                                                                     1,927,702                1,862,367
    Accounts payable and accrued expenses                                                        2,428,833                2,933,560
    Current portion of capital lease obligations                                                        --                    1,479
                                                                                              ------------             ------------
      Total current liabilities                                                                 33,489,343               39,119,401
Note payable and accrued interest                                                                3,393,927                3,346,059
                                                                                              ------------             ------------
      Total liabilities                                                                         36,883,270               42,465,460

Minority interest in MDNY Healthcare, Inc.                                                       1,717,365                1,682,934
Stockholders' equity
      Class A common stock, $.001 par value;
        10,000 shares authorized, 1,506 issued
        and outstanding                                                                                  2                        2
      Class B common stock, $.001 par value;
        25,000 shares authorized, 4,333 issued                                                           4                        4
        and outstanding
Additional paid-in capital                                                                      11,478,536               11,478,536
Accumulated deficit                                                                             (9,520,361)              (9,632,193)
                                                                                              ------------             ------------
      Total stockholders' equity                                                                 1,958,181                1,846,349
                                                                                              ------------             ------------
      Total liabilities and stockholders' equity                                              $ 40,558,816             $ 45,994,743
                                                                                              ============             ============

The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
          Consolidated Statements of Operations and Accumulated Deficit
            Three Months and Six Months Ended June 30, 2004 and 2003

                                                                    Three months ended                     Six months ended
                                                                          June 30,                             June 30,
                                                              -------------------------------       -------------------------------
                                                                  2004               2003               2004               2003
                                                              ------------       ------------       ------------       ------------
Revenue:
  Premiums earned                                             $ 33,612,580       $ 38,106,118       $ 68,691,443       $ 78,393,761

  Total revenue                                                 33,612,580         38,106,118         68,691,443         78,393,761
                                                              ------------       ------------       ------------       ------------
Expenses:
  Medical services expense                                      29,229,768         32,787,918         58,996,924         67,192,167
  Commissions expense                                            1,343,810          1,562,971          2,737,116          3,292,790
  General and administrative expenses                            3,312,692          3,542,382          6,784,391          7,351,732
  Depreciation                                                      25,870             37,478             51,174             83,907
                                                              ------------       ------------       ------------       ------------
  Total expenses                                                33,912,140         37,930,749         68,569,605         77,920,596
                                                              ------------       ------------       ------------       ------------
Operating (loss) income                                           (299,560)           175,369            121,838            473,165
    Investment and other income                                    (80,713)           336,944             88,556            386,371
                                                              ------------       ------------       ------------       ------------
    Income (loss) before income taxes
      and minority interest                                       (380,273)           512,313            210,394            859,536

    Provision for income taxes                                      31,500             31,500             64,131             65,000
    Minority interest in (income) loss
      of subsidiary                                                133,577           (158,670)           (34,431)          (262,198)
                                                              ------------       ------------       ------------       ------------
    Net income (loss)                                             (278,196)           322,143            111,832            532,338

    Accumulated deficit, beginning of period                    (9,242,165)       (10,432,010)        (9,632,193)       (10,642,205)
                                                              ------------       ------------       ------------       ------------
    Accumulated deficit, end of period                        $ (9,520,361)      $(10,109,867)      $ (9,520,361)      $(10,109,867)
                                                              ============       ============       ============       ============
    Basic and diluted income per share                        $     (47.64)      $      55.17       $      19.15       $      91.17
    Basic and diluted weighted average shares                        5,839              5,839              5,839              5,839

The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2004 and 2003
                                   (unaudited)

                                                                                                         Six months ended
                                                                                                              June 30,
                                                                                                   2004                    2003
                                                                                                -----------             -----------
Cash flows from operating activities:

Net income                                                                                      $   111,832             $   532,338
Adjustment to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                                                       51,174                  83,907
  Minority interest in income of subsidiary                                                          34,431                 262,198
  Due from Catholic Health Services of Long Island                                                2,382,027                      --
  Payments in excess of capitation                                                                  795,563                 941,410
  Reinsurance recoverable                                                                           337,525                  43,388
  Premium receivables                                                                             2,362,885              (2,723,125)
  Prepaid expenses and other current assets                                                         745,402                (421,727)
  Medical claims payable                                                                         (5,409,191)                 96,660
  Public goods payable                                                                              220,004               1,619,614
  Unearned premium revenue                                                                           65,335                 (77,402)
  Accounts payable and accrued expenses and accrued interest                                       (456,859)                276,577
                                                                                                -----------             -----------
Net cash provided by operating activities                                                         1,240,128                 633,838
                                                                                                -----------             -----------
Cash flows from investing activities:
Decrease/Increase in restricted cash and investments                                               (161,483)                255,874
Purchase of property and equipment                                                                  (96,974)                     --
                                                                                                -----------             -----------
Net cash (used in) provided by investing activities                                                (258,457)                255,874
                                                                                                -----------             -----------
Cash flows from financing activities:
Payments on capital lease obligations                                                                (1,479)                 (8,142)
                                                                                                -----------             -----------
Net cash used in financing activities                                                                (1,479)                 (8,142)
                                                                                                -----------             -----------
Net change in cash and cash equivalents                                                             980,192                 881,570
                                                                                                -----------             -----------
Cash and cash equivalents, beginning of period                                                    1,575,080                 694,449
                                                                                                -----------             -----------
Cash and cash equivalents, end of period                                                        $ 2,555,272             $ 1,576,019
                                                                                                -----------             -----------

The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
                        Notes to the Financial Statements
                                   (unaudited)

1. BASIS OF PRESENTATION

      Background

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") was formed in December 1994 in the State of New York as a holding company for purposes aimed at advancing the delivery of healthcare on Long Island, New York (Nassau and Suffolk counties). The Company is owned by individual physicians residing in New York State. The accompanying consolidated financial statements include the activity of the Company and its majority owned subsidiary, MDNY Healthcare, Inc. ("MDNY"), a health maintenance organization. The Company owns 67% of stock of MDNY. The Company is exclusively a holding company whose principal assets is its investment in MDNY and conducts no operating activities of its own. The Company's legal and other professional costs are funded by MDNY. Year to date costs as of June 30, 2004 were $195,300. Total costs incurred by MDNY on behalf of LIPH were $414,571. These amounts are fully reserved for as of June 30, 2004.

      Basis of Presentation

      The interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K. Certain amounts reported in the Company's consolidated statements of operations for the six months ended June 30, 2004 have been reclassified to conform to the 2003 presentation.

      Earnings Per Share

      Basic and diluted income per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At June 30, 2004 and 2003, the Company had outstanding stock options to purchase 1,041 shares of Class B common stock that were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common share.

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

                   Long Island Physician Holdings Corporation
                        Notes to the Financial Statements
                                   (unaudited)

2. REGULATORY DEVELOPMENTS

      As a condition of continued licensure by the New York State Insurance Department ("NYSID"), MDNY must maintain certain reserve requirements to protect its subscribers in the event MDNY is unable to meet its obligations. NYSID directed MDNY to take appropriate action to achieve net worth of at least $7 million, MDNY's escrow deposit requirement determined as of December 31, 2003, by July 10, 2003. MDNY failed to meet the $7 million statutory net worth requirement by July 10, 2003. As of June 30, 2004, MDNY failed to satisfy its NYSID statutory net worth requirement of $7.7 million (MDNY's contingent reserve requirement determined as of December 31, 2003) by approximately $1.2 million. NYSID has directed MDNY to provide monthly financial statements and NYSID continues to monitor MDNY's financial performance.

                   Long island Physician Holdings Corporation
                   Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Company Overview

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") is a New York corporation formed in December 1994 and owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY Healthcare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO"), that currently operates in Nassau and Suffolk counties, New York. The financial statements of MDNY are consolidated into the audited financial statements of the Company. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. At June 30, 2004, MDNY had approximately 42,000 members ("Members"), comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans. As of December 31, 2003 membership was approximately 47,000.

      The Company is affiliated with LIPH, LLC (the "LLC"), a New York limited liability company formed in December 1996. Upon the formation of the LLC, the shareholders of the Company owned all of the membership interests in the LLC. The assets of the LLC consist of the stock in three independent practice associations, Island Practice Association, I. P. A., Inc. ("Island IPA"), Island Behavioral Health Association IPA, Inc. (currently inactive) and Island Dental Professional Association IPA, Inc. (the "IPAs"). MDNY has entered into various contractual arrangements (the "Professional Services Agreements") with the IPAs to arrange for the provision of applicable health care and administrative services to the Members of MDNY.

      MDNY's ability to achieve profitability depends principally on reducing its medical expenses as a percentage of its premium revenue (the "medical loss ratio" or "MLR") and sufficiently reducing its administrative costs. During 2003, MDNY continued to implement programs to reduce administrative costs. Although MDNY was able to reduce its administrative costs by $2 million from 2002, these costs, stated on a per member per month ("pmpm") basis, increased from $21 pmpm at December 31, 2003, respectively, to $26 pmpm at June 30, 2004. This was primarily due to MDNY's continued decline in enrollment. Results for 2003 were positively affected by NYSID's approval of a 10% sole proprietor differential in premium yields in June 2003, together with a loss of members subscribing for POS Products, which historically had negative operating results. Premium yields were sufficient to offset the increase in HCRA surcharges (31% on a pmpm basis) and fee for service medical expenses (8.5% on a pmpm basis) in 2003 from 2002 and achieve a profit of $1.3 million for 2003.

      As of June 30, 2004, the reported profit of approximately $112,000 is the result of the overall increase in premium yields that became effective in 2004. MDNY seeks to control medical expenses through arrangements with its affiliated IPAs and with non-IPA primary care physicians, with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers. MDNY's medical loss ratio was 85.9% and 85.7%, respectively, for the six months ended June 30, 2004 and 2003. As of June 30, 2004 and 2003 enrollment was 41,788 and 53,453 respectively.

      MDNY's working capital deficit decreased from $17.6 million at December 31, 2003 to $16.8 million at June 30, 2004 primarily due to earnings generated during 2004.

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

      In 2003 and 2002 the Island Debt was adjusted for additional claims and reduced by the IPA withhold pursuant to the Recovery and Subordination Agreement. The Island Debt was approximately $20.0 million and $22.2 million at December 31, 2003 and 2002, respectively. As of June 30, 2004 the Island Debt was $19.2 million. The $769,000 reduction of the Island Debt since December 31, 2003 is the result of the IPA Withhold paid for the six months ended June 30, 2004.

      On July 31, 2002, NYSID issued its Report on Examination of The MDNY Healthcare, Inc. as of June 30, 2000 dated April 2, 2001 and revised July 31, 2002 (the "Final Report"). The Final Report states, among other things, that based on the execution of the Recovery and Subordination Agreement, "the IPA receivable will be allowed as an admitted asset and the examination insolvency will be eliminated. [NYSID] will monitor the impact of the [Recovery and Subordination] Agreement."

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

      In accordance with the MDNY Remedial Plan, MDNY engaged an outside financial adviser to pursue the sale of its business and assets. MDNY terminated this financial advisor in the second quarter 2004. No sale of MDNY is currently anticipated.

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

      In light of this conflict, CHNLI has notified the Company and MDNY of CHNLI's intention to withdraw as an MDNY shareholder by December 31, 2004, and that the Diocese and CHSLI, on behalf of the Hospitals, will not renew their respective current subscriber contracts with MDNY upon expiration thereof effective January 1, 2005 and 2006, respectively. MDNY provides health care insurance to the employees of the Diocese of Rockville Center (the "Diocese") and employees of the Hospitals affiliated with CHSLI. At June 30, 2004 and December 31, 2003, a total of 11,645 and 13,429 members were enrolled from CHSLI and the Diocese respectively. Premiums from the Diocese and the Hospitals represented approximately 28% and 27% of total premiums earned by MDNY as of June 30, 2004 and December 31, 2003 respectively. If MDNY's subscriber contracts with the Diocese and CHSLI were to expire, the loss of business could have a material adverse effect on MDNY's business and financial condition

      The Company and MDNY have ongoing discussions with CHNLI and CHSLI regarding a potential restructuring whereby CHNLI would exit as an MDNY shareholder and MDNY would act as a third party administrator of benefits to employees of the Diocese and the Hospitals, which would become self-insured upon expiration of their respective subscriber contracts with MDNY. In such event, MDNY would receive a monthly fee for providing underwriting, medical management, claims processing and other administrative services to the Diocese and the Hospitals but would not assume insurance risk for the cost of providing health care benefits to employees of the Diocese and the Hospitals. There can be no assurance that the Company and MDNY will be able to effect such a restructuring of CHNLI's status as a shareholder in MDNY and of MDNY's provision of health care benefits or administrative services to employees of the Diocese and the Hospitals on terms acceptable to the Company and MDNY, if at all.

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

      o Applying to NYSDOH for an Article 43 (accident and health company) license to allow MDNY to develop new products and benefit plan designs and match increased cost sharing provisions that certain of MDNY's competitors have marketed to their customers. During the first quarter of 2004, NYSDOH indicated its preliminary unwillingness to grant this license as the Company continues to be impaired.

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

      The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the six-month period ended June 30, 2004 and 2003:

                                                          2004           2003
                                                         -------       -------
Revenues:
Premiums earned                                            100.0%        100.0%
                                                         -------       -------
    Total revenue                                          100.0         100.0
                                                         -------       -------
Medical claims expense                                      85.9          85.7
Commissions expense                                          4.0           4.2
General and administrative expenses                          9.8           9.4
Depreciation                                                  .1            .1
                                                         -------       -------
    Total expenses                                          99.8          99.4
Operating income                                              .2            .6
Investment and other income                                   .1            .5
Operating income before income taxes                          .3           1.1
Net income before income taxes minority interest              .2           1.0
                                                         -------       -------
Income tax expense                                            .1           0.1
Minority interest in income of subsidiary                   (0.1)         (0.3)
                                                         -------       -------
Net income                                                    .1%          0.7%
                                                         -------       -------
Statistical data:
    Enrollment (HMO and POS)                              41,788        53,453
    HMO enrollment                                        38,217        44,888
    POS enrollment                                         3,571         8,565
    ASO enrollment                                            --         3,651
    ^Member months                                       254,607       330,825
    *Medical loss ratio                                     85.9          85.7
    **Administrative loss ratio                             13.9          13.6

 * Medical loss ratio- Medical expense and net reinsurance divided by total premium

** Administrative loss ratio-Commission expense, depreciation, and general administrative expense divided by total premium

 ^    does not include ASO member months which is dental only

Comparison of three months ended June 30, 2004 and 2003

      Revenues for the three months ended June 30, 2004 were $33,612,580 down 12% from $38,106,118 during the same period in the prior year. Enrollment totaled 41,788 at June 30, 2004 down 22% from 53,453 at June 30, 2003. Premium revenues decreased $4,493,538 or 12% as a result of the decline in enrollment offset by premium rate increases. In addition, although enrollment in the POS products dropped to 3,571 from 8,565 at June 30, 2004, MDNY was approved for a 10% differential in sole proprietor rates effective June 1, 2003, which helped offset anticipated declines in premium related to the drop in enrollment. Premium yields for the second quarter increased 12% to $269.03 on a pmpm (per member per month) basis from $241.15 compared to the second quarter 2003.

      Total expenses for the quarter ended June 30, 2004 were $33,912,140 down 11% from $37,930,749 for the same period in the prior year. This decrease in expenses is the result of enrollment declines realized during the second quarter.

      Medical claim expense as a percent of premium revenues was 85.9% for the second quarter 2004 compared to 85.7% for the second quarter 2003. Medical costs stated on a pmpm basis increased to $233.95 for the second quarter 2004 from $207.49 during the same period in the prior year a 13% increase.

      Commissions as a percent of premium remained at approximately 4% for the second quarter 2004 and second quarter 2003. Although enrollment decreased during the second quarter 2004, the percentage of enrollment generated through associations remained approximately 4%.

      Net loss for the second quarter of 2004 totaled $278,196 compared with a net income of $322,143 for the second quarter 2003. Higher than anticipated medical costs realized in the first quarter 2004 restated in May 2004 contributes to the overall net loss reported in the second quarter.

      Comparison of six months ended June 30, 2004 and 2003

      Total revenues for the six months ended June 30, 2004 were $68,691,443, down 12% from $78,393,761 during the same period in the prior year. MDNY's commercial enrollees totaled approximately 41,788 as compared to approximately 53,453 for the same period in 2003. Revenue decreased $9.7 million for the six months ended 2004 compared to the same period in 2003; a decline of 12%. This revenue decrease was primarily the result of the overall 23% decrease in member months partially offset by premium rate increases. In addition ,premium yields on the POS products are approximately 59% higher than the HMO products therefore further contributing to the overall decrease in premium. Total member months for the period ended June 30, 2004 decreased approximately 76,000 or 23% from the same period in 2003.

      Total expenses for the period ended June 30, 2004 were $68,569,605, down 12% from $77,920,596 for the same period in the prior year. This 12% decrease in expenses is the result of a decrease in medical expenses resulting from the 23% drop in member months.

      Medical claim expense stated as a percentage of premium revenues was 85.9% for the six month period ended June 30, 2004 compared with 85.7% for the six month period ended June 30, 2003.

      Commissions and administrative expenses stated as a percentage of premium revenue was 13.8% for the period ended June 30, 2004 compared with 13.6% for the same period in the prior year. Total administrative costs decreased approximately $1.2 million as of June 30, 2004 down 12% from the same period in the prior year. The increase in administrative costs stated as a percent of premium revenue increased as a result of declining enrollment.

      Net income for the period ended June 30, 2004 was $111,832 compared to a net income of 532,338 for the same period in the prior year. This decrease is primarily the result of higher than anticipated medical expenses restated for the first quarter offset by better than expected second quarter 2004.

      Liquidity and Capital Resources

      Cash and cash equivalents for the six months ended June 30, 2004 increased to $2,555,272 from $1,575,080 at December 31, 2003. The increase of approximately $980,192 in net cash and cash equivalents is related to the timing of the receipt of premium payments.

      MDNY had a negative working capital of $16.8 million at June 30, 2004 compared to a negative working capital of $17.6 million at December 31, 2003. The negative working capital decreased as of June 30, 2004 primarily due to earnings generated during 2004. The Company anticipates that 2004 rate increases together with the other operating initiatives described above under the caption "Business Strategy" will produce sufficient cash flows to meet MDNY's obligations. There can be no assurance that MDNY will be able to achieve sufficient cash flows.

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

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and is payable quarterly. See Note 7 to the Consolidated Financial Statements included elsewhere herein. These loans together with the accrued interest brought MDNY's June 30, 2004 statutory net worth to $6.5 million compared to the NYSID required net worth of $7.7 million. (Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID).

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

      While many operational aspects of MDNY's business are subject to complex federal, state and local regulations, the accounting for the Company's business is generally straightforward with revenues primarily recognized during the period in which MDNY is obligated to provide services to subscribers. Premiums collected in advance are deferred and recorded as unearned premium revenue in the balance sheet. Due to the nature of MDNY's business, several of the Company's accounting policies, primarily relating to costs of claims incurred but not reported and allowance for doubtful accounts associated with premium and reinsurance receivables, involve significant estimates and judgments. These accounting policies have been described in our 2003 Annual Report on Form 10-K.

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

      Certain Factors Affecting Future Operating Results

      Certain statements in this Report on Form 10-Q are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Such forward-looking statements include but are not limited to, statements concerning future or prospective: results of operations or financial position, liquidity, health care and administrative costs, premium rates and yields for commercial business, growth and retention of membership and development of new lines of business, health care benefits, provider networks, provider utilization rates, medical loss ratio levels, claims payment, service performance and other operations matters, administrative loss ratio levels, proposed efforts to control health care and administrative costs, impact of agreements with health care providers and related organizations of providers, reinsurance coverage for risk-transfer arrangements, enrollment levels, government regulation such as HIPAA, PBOR, the impact of new laws and regulation, the future of the health care industry, and the impact on MDNY of regulatory investigations and examinations. Actual results may differ materially from those expressed or implied by such forward-looking statements due to risks and uncertainties, including but not limited to the following: the inability of MDNY to meet applicable reserve and statutory net worth requirements; that CHNLI has notified the Company and MDNY that CHNLI desires to withdraw as an MDNY shareholder by December 31, 2004; that the Diocese of Rockville Center and the Hospitals affiliated with CHSLI will not renew their respective subscriber contracts with MDNY upon expiration thereof effective January 1, 2005 and 2006, respectively, in light of MDNY's obligation to comply with the New York Women's Health and Wellness Act, which obligates MDNY to offer contraceptive drugs and devices to members, in conflict with the ethical policies of the Diocese of Rockville Center; that increased regulation or modification of existing regulations will increase health care expenses or require additional or increased levels of statutory reserve requirements; that increased competition in MDNY's markets or a change in product mix will unexpectedly reduce premium revenue; and that MDNY will not be successful in increasing membership growth; that health care costs in any given period may be greater than expected due to general unanticipated increases in health care costs, unexpected incidence of major cases, national emergencies, natural disasters, epidemics, changes in physician practices, and new technologies.

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

Item 4. Controls and Procedures

      Based upon an evaluation by the Company's President and Chairman of the Board and its Chief Financial Officer as of the end of the period covered by this report, they have concluded that the Company's disclosure controls and procedures, as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information contained in the Company's periodic reports provided to the Securities and Exchange Commission.

      During the most recent fiscal quarter, there have been no significant changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      a.    Exhibits

      31.1  Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

      31.2  Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

      32.1  Chief Executive Officer Section 1350 Certification

      32.2  Chief Financial Officer Section 1350 Certification

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

    LONG ISLAND PHYSICIAN HOLDINGS CORPORATION

By: /s/ PAUL KOLKER, M.D.
    --------------------------------------------
    Name:  Paul Kolker, M.D.
    Title: President and Chief Executive Officer

    Date August 16, 2004

By: /s/ CONCETTA PRYOR
    --------------------------------------------
    Name:  Concetta Pryor
    Title: Chief Financial Officer
           (Principal Financial Officer)

    Date August 16, 2004