Form 10-Q
period 2004-09-30
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2004-11-15
CIK 1006868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined under Rule 12b-2 of the Act). Yes __ No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: As of November 12, 2004 there were 1,795 shares of Class A common stock and 4,044 shares of Class B common stock outstanding, after giving effect to the exchange of 289 shares of Class B common stock for an equal number of shares of Class A common stock by certain qualifying non-physicians pursuant to the Registrant's June 2004 exchange offer.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets                                         3
           Consolidated Statements of Operations and
             Accumulated Deficit                                               4
           Consolidated Statements of Cash Flows                               5
           Notes to Consolidated Financial Statements                        6-7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  8-15

Item 3.    Quantitative and Qualitative Disclosures
             About Market Risk                                                15

Item 4.    Controls and Procedures                                            15

PART II    OTHER INFORMATION

Item 6.    Exhibits                                                           16

SIGNATURES                                                                 18-22

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Long Island Physician Holdings Corporation
                           Consolidated Balance Sheets
                    September 30, 2004 and December 31, 2003

                                                                                              September 30,            December 31,
                                                                                                  2004                     2003
                                                                                              ------------             ------------
Assets

Cash                                                                                          $  1,050,091             $  1,575,080

Premium receivables (net of allowances of approximately
$1,400,000 in 2004 and $959,000 in 2003)                                                         8,698,880               12,544,775

   Reinsurance recoverables                                                                        150,000                  450,549
   Payments in excess of capitation                                                              2,074,163                2,074,163
   Prepaid expenses and other current assets                                                     2,371,961                2,523,543
   Due from Catholic Health Services of Long Island                                                     --                2,382,027
                                                                                              ------------             ------------
     Total current assets                                                                       14,345,095               21,550,137
 Property plant and equipment, net                                                                 317,974                  272,134
 Restricted cash and cash investments                                                            5,790,821                5,600,790
 Payments in excess of capitation, net of current portion                                       16,866,847               17,953,057
Other assets                                                                                       618,625                  618,625
                                                                                              ------------             ------------
     Total assets                                                                             $ 37,939,362             $ 45,994,743
                                                                                              ============             ============
Liabilities and Stockholders' Equity:
   Medical claims payable                                                                     $ 22,164,849             $ 27,542,261
   Public goods payable                                                                          5,208,352                6,779,734
   Unearned premium revenue                                                                      1,924,980                1,862,367
   Accounts payable and accrued expenses                                                         2,761,552                2,933,560
   Current portion of capital lease obligations                                                         --                    1,479
                                                                                              ------------             ------------
     Total current liabilities                                                                  32,059,733               39,119,401
Note payable and accrued interest                                                                3,420,788                3,346,059
                                                                                              ------------             ------------
     Total liabilities                                                                          35,480,521               42,465,460

Minority interest in MDNY Healthcare, Inc.                                                       1,312,224                1,682,934
Stockholders' equity
     Class A common stock, $.001 par value;
          10,000 shares authorized, 1,795 issued
          and outstanding                                                                                2                        2
     Class B common stock, $.001 par value;
          25,000 shares authorized, 4,044 issued                                                         4                        4
          and outstanding
Additional paid-in capital                                                                      11,478,536               11,478,536
Accumulated deficit                                                                            (10,331,925)              (9,632,193)
                                                                                              ------------             ------------
     Total stockholders' equity                                                                  1,146,617                1,846,349
                                                                                              ------------             ------------
     Total liabilities and stockholders' equity                                               $ 37,939,362             $ 45,994,743
                                                                                              ============             ============

The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
          Consolidated Statements of Operations and Accumulated Deficit
         Three Months and Nine Months Ended September 30, 2004 and 2003

                                                                Three months ended                       Nine months ended
                                                                   September 30,                            September 30,
                                                          ---------------------------------       ---------------------------------
                                                              2004                 2003               2004                2003
                                                          -------------       -------------       -------------       -------------
Revenue:
  Premiums earned                                         $  33,348,500       $  38,188,274       $ 102,039,943       $ 116,582,035

  Total revenue                                              33,348,500          38,188,274         102,039,943         116,582,035

Expenses:
  Medical services expense                                   29,463,507          31,951,760          88,460,431          99,143,927
  Commissions expense                                         1,283,374           1,551,353           4,020,490           4,844,143
  General and administrative expenses                         3,793,404           3,370,226          10,577,795          10,721,958
  Depreciation                                                   27,750              46,593              78,924             130,500
                                                          -------------       -------------       -------------       -------------
  Total expenses                                             34,568,035          36,919,932         103,137,640         114,840,528
                                                          -------------       -------------       -------------       -------------
Operating (loss) income                                      (1,219,535)          1,268,342          (1,097,697)          1,741,507
   Investment and other income                                   36,783             190,449             125,339             576,820
                                                          -------------       -------------       -------------       -------------
   Income (loss) before income taxes
       and minority interest                                 (1,182,752)          1,458,791            (972,358)          2,318,327

   Provision for income taxes                                    33,953              31,743              98,084              96,743
   Minority interest in (income) loss
     of subsidiary                                              405,141            (478,053)            370,710            (740,251)
                                                          -------------       -------------       -------------       -------------
   Net income (loss)                                           (811,564)            948,995            (699,732)          1,481,333

   Accumulated deficit, beginning of period                  (9,520,361)        (10,109,867)         (9,632,193)        (10,642,205)
                                                          -------------       -------------       -------------       -------------
   Accumulated deficit, end of period                     $ (10,331,925)      $  (9,160,872)      $ (10,331,925)      $  (9,160,872)
                                                          =============       =============       =============       =============
   Basic and diluted income per share                     $     (138.99)      $      162.53       $     (199.84)      $       253.7
   Basic and diluted weighted average shares                      5,839               5,839               5,839               5,839

The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2004 and 2003

                                                                                                         Nine months ended
                                                                                                           September 30,
                                                                                                    2004                   2003
                                                                                                 -----------            -----------
Cash flows from operating activities:

Net (loss) income                                                                                $  (699,732)           $ 1,481,333
Adjustment to reconcile net income to net cash
provided by operating activities:
     Depreciation                                                                                     78,924                130,500
     Minority interest in income of subsidiary                                                      (370,710)               740,251
     Changes in operating assets and liabilities:
     Due from Catholic Health Services of Long Island                                              2,382,027
     Payments in excess of capitation                                                              1,086,210              1,517,041
     Reinsurance recoverable                                                                         300,549                117,083
     Premium receivables                                                                           3,845,895             (4,047,441)
     Prepaid expenses and other current assets                                                       151,582               (180,049)
     Medical claims payable                                                                       (5,377,412)            (2,812,736)
     Public goods payable                                                                         (1,571,382)             1,830,907
     Unearned premium revenue                                                                         62,613               (156,482)
     Accounts payable and accrued expenses and accrued interest                                      (97,279)               698,989
                                                                                                 -----------            -----------
Net cash used in operating activities                                                               (208,715)              (680,604)
                                                                                                 -----------            -----------
Cash flows from investing activities:
(Increase)/decrease in restricted cash and investments                                              (190,031)                70,452
Purchase of property and equipment                                                                  (124,764)               (33,794)
                                                                                                 -----------            -----------
Net cash (used in) provided by investing activities                                                 (314,795)                36,658
                                                                                                 -----------            -----------
Cash flows from financing activities:
Payments on capital lease obligations                                                                 (1,479)               (12,398)
                                                                                                 -----------            -----------
Net cash used in financing activities                                                                 (1,479)               (12,398)
                                                                                                 -----------            -----------
Net decrease in cash and cash equivalents                                                           (524,989)              (656,344)
                                                                                                 -----------            -----------
Cash beginning of period                                                                           1,575,080                694,449
                                                                                                 -----------            -----------
Cash end of period                                                                               $ 1,050,091            $    38,105
                                                                                                 -----------            -----------

The accompanying notes are an integral part of these consolidated financial statements

                   Long Island Physician Holdings Corporation
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

      Background

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") was formed in December 1994 in the State of New York as a holding company for purposes aimed at advancing the delivery of healthcare on Long Island, New York (Nassau and Suffolk counties). The Company is owned by individual physicians residing in New York State. The accompanying consolidated financial statements include the activity of the Company and its majority owned subsidiary, MDNY HealthCare, Inc. ("MDNY"), a health maintenance organization. The Company owns 67% of the stock of MDNY. The Company is exclusively a holding company whose principal asset is its investment in MDNY and conducts no operating activities of its own.

      Basis of Presentation

      The interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K. Certain amounts reported in the Company's consolidated statements of operations for the nine months ended September 30, 2004 have been reclassified to conform to the 2003 presentation. The Company's legal and other professional costs are funded by MDNY. Year to date costs as of September 30, 2004 were $228,503. Total costs incurred by MDNY on behalf of LIPH were $500,596. These amounts are fully reserved for as of September 30, 2004.

      Earnings Per Share

      Basic and diluted income per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At September 30, 2004 and 2003, the Company had outstanding stock options to purchase 1,041 shares of Class B common stock that were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common share.

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

Going Concern

      The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a substantial working capital deficit and has incurred cumulative losses since inception. Furthermore, on October 6, 2004, the Diocese of Rockville Center (the "Diocese") notified MDNY that the Diocese will not renew its subscriber contract with MDNY upon expiration thereof effective January 1, 2005 and that the Diocese had chosen another entity to act as its third party administrator to administer the Diocesan lives on a self insured basis from and after January 1, 2005. The Diocese has 3,874 members as of September 30, 2004 and represents approximately 10% of MDNY's premiums. In addition to the continued decline in enrollment, the loss of the Diocesan members could have a material adverse affect on MDNY's business and financial condition.

Management has initiated efforts to reduce operating and medical expenses primarily relating to staffing reductions and renegotiation of provider contracts. However, without the investment of sufficient additional capital to enable MDNY to compete effectively, it is uncertain whether MDNY's business and financial condition will improve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Company Overview

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") is a New York corporation formed in December 1994 and owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY HealthCare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO") that operates in Nassau and Suffolk counties, New York. The financial statements of MDNY are consolidated into the audited financial statements of the Company. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. At September 30, 2004, MDNY had approximately 40,800 members ("Members"), comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans. As of December 31, 2003 membership was approximately 47,000.

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

      MDNY's ability to achieve profitability depends principally on reducing its medical expenses as a percentage of its premium revenue (the "medical loss ratio" or "MLR") and sufficiently reducing its administrative costs. During 2003, MDNY continued to implement programs to reduce administrative costs. Although MDNY was able to reduce its administrative costs by $2 million from 2002, these costs, stated on a per member per month ("pmpm") basis, increased from $21 pmpm at December 31, 2003, respectively, to $28 pmpm at September 30, 2004. This was primarily due to MDNY's continued decline in enrollment. Results for 2003 were positively affected by NYSID's approval of a 10% sole proprietor differential in premium yields in June 2003, together with a loss of members subscribing for Point of Service Products, ("POS") which historically had negative operating results. Premium yields were sufficient to offset the increase in HCRA surcharges (31% on a pmpm basis) and fee for service medical expenses (8.5% on a pmpm basis) in 2003 from 2002 and achieve a profit of $1.3 million for 2003.

      For the nine months ended September 30, 2004, the reported loss of $699,732 is the result of the higher than anticipated medical costs coupled with increased administrative costs associated with advertising and overall declining enrollment. MDNY is seeking reductions in administrative costs and other ways to control medical expenses through arrangements with its affiliated IPAs and with non-IPA primary care physicians, with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers. MDNY's medical loss ratio was 86.7% and 85%, respectively, for the nine months ended September 30, 2004 and 2003. As of September 30, 2004 and 2003 enrollment was 40,815 and 50,125 respectively.

MDNY's negative working capital deficit remained approximately $17 million at December 31, 2003 and September 30, 2004 respectively. Although the $2.3 million received by CHSLI in April 2004 improved MDNY's cash position, this improvement was offset by losses incurred in the third quarter 2004.

Recent Developments

      As a condition to continued licensure by the New York State Insurance Department ("NYSID"), MDNY must maintain certain required reserves to protect its subscribers in the event MDNY is unable to meet its obligations. Reserve requirements are calculated based upon the greater of a contingent reserve or an escrow deposit. The contingent reserve is calculated by incrementally adding 1% of premiums written, subject to a cap. MDNY's contingent reserve is currently capped at 5% of current billed premiums, and its contingent reserve requirement under this cap is $7.7 million. The escrow deposit is calculated at 5% of the following year's expected medical costs.

      On August 17, 2004, NYSID notified MDNY that MDNY was required to increase and restate its contingent reserve requirement to approximately $9.4 million from $7.7 million pursuant to applicable state laws because MDNY writes POS coverage other than the direct program mandated by New York State law. In such circumstances, applicable state law requires an increase to the cap on an HMO's billed premium by 2% (i.e., to 7% from 5%).

      On September 22, 2004, MDNY requested that NYSID approve a reduction in MDNY's contingent reserve fund pursuant to Part 98 of the Public Health Law. Under Part 98, NYSID may approve a reduction in MDNY's contingent reserve fund requirement if MDNY can demonstrate fluctuations in enrollment and expenses and, limitations on out-of network costs either through reinsurance or other financial arrangements. MDNY believes that it can demonstrate certain operational factors that would support a reduction in the amount of MDNY's contingent reserve fund requirement. On November 5, 2004, NYSID informed MDNY that, pending a final determination by NYSID on MDNY's request, NYSID will continue to allow MDNY's contingent reserve, as reported in its September 30, 2004 quarterly statements, to be calculated using 5% of MDNY's 2003 premium, i.e., $7.7 million. There can be no assurance that NYSID will grant MDNY the requested relief, if any.

      The failure of MDNY to meet reserve requirements, the failure of MDNY or the IPAs to comply with other existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company and MDNY.

      MDNY is subject to the New York Women's Health and Wellness Act, which, as of January 1, 2003, obligates MDNY to provide contraceptive drugs and devices to its members, in conflict with the Ethical and Religious Directives for Catholic Health Care Services of the United State Conference of Catholic Bishops, to which CHNLI, Catholic Health Services of Long Island ("CHSLI"), on behalf of five Catholic hospitals that act as providers to MDNY (the "Hospitals"), and the Diocese of Rockville Center (the "Diocese") are subject.

      In light of this conflict, CHNLI has notified the Company and MDNY of CHNLI's intention to withdraw as an MDNY shareholder by December 31, 2004. In addition, on October 6, 2004, the Diocese notified MDNY that the Diocese will not renew its subscriber contract with MDNY upon expiration thereof effective January 1, 2005 and that the Diocese had chosen another entity to act as its third party administrator to administer the Diocesan lives on a self insured basis after January 1, 2005. The Diocese has 3,874 members as of September 30, 2004 and represents approximately 10% of MDNY's premiums. The loss of the Diocesan lives could have a material adverse affect on MDNY's business and financial condition.

      MDNY also provides health care insurance to the employees of the Hospitals affiliated with CHSLI. There can be no assurance that CHSLI, on behalf of the Hospitals, will renew its current subscriber contract with MDNY upon expiration thereof effective January 1, 2006, or that, if the current subscriber contract expires, and CHSLI becomes self-insured, MDNY and CHSLI would agree on the terms and conditions on which CHSLI would act as a third party administrator to employees of the Hospitals. As a third party administrator, MDNY would receive a monthly fee for providing underwriting, medical management, claims processing and other administrative services to the Hospitals but would not assume insurance risk for the cost of providing health care benefits to employees of the Hospitals. CHSLI and the Hospitals have 7,504 members as of September 30, 2004 and represent approximately 18% of MDNY's premiums. If CHSLI fails to renew its subscriber contract in January 2006 and MDNY does not become the third party administrator for CHSLI, the loss of business would have a material adverse effect on MDNY's business and financial condition.

      At September 30, 2004 and December 31, 2003, a total of 11,378 and 13,429 members were enrolled from CHSLI and the Diocese, respectively. Premiums from the Diocese and the Hospitals represented an aggregate of approximately 28% and 27% of total premiums earned by MDNY as of September 30, 2004 and December 31, 2003 respectively.

      The Company and CHNLI are negotiating the terms and conditions upon which the Company would purchase CHNLI's stock in MDNY for a nominal consideration and grant CHNLI a contingent interest in the proceeds of any future sale of MDNY. There can be no assurance that the Company and MDNY will be able to affect such a purchase on terms acceptable to the Company, if at all.

      In October 2003, MDNY agreed to pay each of Salvatore Caravella, M.D., the President and a Director of MDNY, and Rosario Romano, M.D., President of Island Practice Association, IPA, Inc., $5,000 per month commencing with September 2004 in consideration of their participation in reviewing with other officers and employees MDNY's utilization management, credentialing and operations processes. In addition, MDNY agreed to pay Paul Kolker, M.D., a Director of MDNY and President and Chairman of the Board of LIPH, $5,000 per month commencing with September 2004 in consideration of Dr. Kolker's participation in negotiations regarding potential strategic transactions by MDNY (including, without limitation, equity investments in MDNY by third parties, the disposition of the assets or stock of MDNY and related commercial transactions (collectively, "Strategic Transactions")) as well as negotiations among MDNY, LIPH, CHNLI, the Diocese and CHSLI regarding CHNLI's withdrawal as a shareholder of MDNY and MDNY's contractual relationships with CHSLI and the Diocese (collectively "Shareholder Transactions"). MDNY agreed to pay to Dr. Kolker $3,871 per month retroactive to June 2002 (the month Dr. Kolker became President and Chairman of
LIPH) by means of a lump sum payment of $104,523 in consideration of Dr. Kolker's participation from and after June 2002 in negotiations regarding potential Strategic Transactions and Shareholder Transactions.

      Despite generating a small profit in 2003, MDNY has incurred $699,732 in losses through September 30, 2004. This loss is the result of higher than anticipated medical costs coupled with increased administrative costs associated with advertising and overall declining enrollment. The Company believes that the decline in enrollment is largely attributable to the fact that MDNY lacks the resources and capacity to compete with larger, better capitalized competitors and that MDNY's Article 44 HMO license restricts MDNY from offering innovative, competitive products. In order to offer competitive products, the Company believes that MDNY would need to obtain an Article 42 license, which would require additional capital to meet Article 42 reserve requirements. Financial advisors and potential investors have informed MDNY that any investment by a third party in MDNY might require a significant restructuring of MDNY including CHNLI's prior withdrawal as an MDNY shareholder and might entail the reduction of LIPH's equity interest in MDNY to a minority position. Without the investment of sufficient additional capital to enable MDNY to compete effectively, the Company believes that MDNY's business and financial condition is unlikely to improve. MDNY is in the process of engaging a financial advisor to assist in effecting an investment in or acquisition of MDNY that would result in the adequate capitalization of MDNY and the possible reduction of LIPH's equity interest in MDNY to a minority position. No such transaction is currently under negotiation and there can be no assurance that the Company and MDNY will be able to effect any such transaction on terms satisfactory to the Company, if at all.

      MDNY is seeking reductions in administrative costs and other ways to control medical expenses through arrangements with its affiliated IPAs and with non-IPA primary care physicians, with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers. There is no assurance that such actions will achieve positive results from operations or adequate working capital and equity.

Recovery and Subordination Agreement

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

      With NYSID's approval, MDNY, Island IPA and CHSLI, entered into a Recovery and Subordination Agreement (the "Recovery and Subordination Agreement"), dated July 12, 2001 and effective January 1, 2002. The Recovery and Subordination Agreement provides, among other things, as follows: (i) Island IPA is required to pay the Island Debt pursuant to a Repayment Plan whereby Island IPA is obligated to withhold, and remit to MDNY, 5% of all payments due to Island IPA participating providers (the "IPA Withhold"), MDNY will make claims payments to Island IPA or its participating providers on a fee-for-service basis, MDNY is required to pay Island IPA a $1.50 per member per month network access fee, and Island IPA is required to pay to MDNY the net revenue it receives from sources other than MDNY; (ii) until the Island Debt is repaid, Island IPA, Island IPA's participating providers and the Hospitals agreed (a), in the event that MDNY becomes insolvent

(pursuant to a court approved order or admits its inability to pay its debts), to subordinate their rights to payment by MDNY of outstanding claims (including
IBNR) to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt, and (b) that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals; and (iii) the amount of the Island Debt outstanding from time to time will be carried on the financial statements of MDNY as an admitted asset. The aggregate amount owed by MDNY to the subordinating parties in the form of medical claims payable was approximately $20 million and $25 million as of December 31, 2003 and 2002, respectively.

      In 2003 and 2002 the Island Debt was adjusted for additional claims and reduced by the IPA Withhold pursuant to the Recovery and Subordination Agreement. The Island Debt was approximately $20.0 million and $22.2 million at December 31, 2003 and 2002, respectively. As of September 30, 2004 the Island Debt was $19 million. The $1.0 million reduction of the Island Debt since December 31, 2003 is the result of the IPA Withhold paid for the nine months ended September 30, 2004. As of September 30, 2004 and December 31, 2003, no payment by MDNY to Island IPA for network access fees has been made or will be required to be made to Island IPA. In addition, Island IPA has not received any income from other sources as of September 30, 2004 and December 31, 2003 respectively.

      On July 31, 2002, NYSID issued its Report on Examination of The MDNY Healthcare, Inc. as of June 30, 2000 dated April 2, 2001 and revised July 31, 2002 (the "NYSID Final Report"). The Final Report states, among other things, that based on the execution of the Recovery and Subordination Agreement, "the IPA receivable will be allowed as an admitted asset and the examination insolvency will be eliminated. NYSID will monitor the impact of the Recovery and Subordination Agreement."

      According to the NYSID Final Report, the composition of MDNY's Board of Directors does not comply with Part 98-1.11(f) of the Administrative Rules and Regulations of the New York State Department of Health ("NYSDOH"), which requires that at least 20% of MDNY's directors must be enrollees of MDNY. The NYSID Final Report recommends that the requisite number of "enrollee representatives" be elected to MDNY's Board of Directors. LIPH and CHNLI have approved amendments to MDNY's certificate of incorporation and bylaws that reduce the number of MDNY's board of directors from MDNY from 18 to 12. It is anticipated that in the event LIPH purchases CHNLI's stock in MDNY, the composition of MDNY's board of directors would be changed to comply with the 20% enrollee representation requirement.

      The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the nine-month period ended September 30, 2004 and 2003:

                                                              2004        2003
                                                              -----       -----
Revenues:
Premiums earned                                                 100%      100.0%
                                                              -----       -----
     Total revenue                                            100.0       100.0
                                                              -----       -----
Medical claims expense                                         86.7        85.0
Commissions expense                                             3.9         4.2
General and administrative expenses                            10.4         9.2
Depreciation                                                     .1          .1
                                                              -----       -----
     Total expenses                                           101.1        98.5
Operating (loss) income                                        (1.0)        1.5
Investment and other income                                      .1          .5
Operating (loss) income before income taxes                    (1.0)        2.0
Net (loss) income before income taxes minority interest
                                                              -----       -----
Income tax expense                                               .1         0.1
Minority interest in (income) loss of subsidiary                 .4        (0.6)
                                                              -----       -----
Net (loss) income                                               (.7)%       1.3%
                                                              -----       -----
Statistical data:
     Enrollment (HMO and POS)                                40,815      50,125
     HMO enrollment                                          37,552      42,656
     POS enrollment                                           3,263       7,559
     ASO enrollment                                               0       3,640
     ^Member months                                         377,353     482,183
     *Medical loss ratio                                       86.7        85.0
     **Administrative loss ratio                               14.4        13.5

 * Medical loss ratio- Medical expense and net reinsurance divided by total premium

** Administrative loss ratio-Commission expense, depreciation, and general administrative expense divided by total premium

 ^    Does not include ASO member months which is dental only

Comparison of three months ended September 30, 2004 and 2003

      Revenues for the three months ended September 30, 2004 were $33,348,500 down 13% from $38,188,274 during the same period in the prior year. Enrollment totaled 40,815 at September 30, 2004 down 19% from 50,215 at September 30, 2003. Premium revenues decreased $4,839,744 or 13% as a result of the decline in enrollment offset by premium rate increases in 2004. Premium yields for the third quarter increased 8% to $272 on a pmpm (per member per month) basis from $252 compared to the third quarter 2003.

      Total expenses for the quarter ended September 30, 2004 were $34,568,035 down 6% from $36,919,932 for the same period in the prior year. This decrease in expenses is the result of declines in medical costs associated with the decline in enrollment and increased administrative costs associated with approximately $300,000 of advertising costs incurred in the third quarter.

      Medical claim expense as a percent of premium revenues was 88.4% for the third quarter 2004 compared to 83.7% for the third quarter 2003. Medical costs stated on a pmpm basis increased to $240 for the third quarter 2004 from $211 during the same period in the prior year, a 14% increase. This increase in medical costs is the result of higher medical costs incurred in June 2004 restated in July 2004 which approximated 700,000.

      Commissions as a percent of premium remained at approximately 4% for the third quarter 2004 and 2003. Although enrollment decreased during the third quarter 2004, the percentage of enrollment generated through associations remained approximately 38%.

      Net loss for the third quarter of 2004 totaled $811,564 compared with a net income of $948,995 for the third quarter 2003. Higher than anticipated medical costs realized in the second quarter 2004 restated in July 2004 combined with additional losses reported in the third quarter contribute to the overall net loss reported.

Comparison of nine months ended September 30, 2004 and 2003

      Total revenues for the nine months ended September 30, 2004 were $102,039,943, down 12% from $116,582,035 during the same period in the prior year. MDNY's enrollees totaled approximately 40,815 for the nine months ended September 30, 2004 as compared to approximately 50,125 for the same period in 2003. Revenue decreased $14.5 million for the nine months ended September 30, 2004 compared to the same period in 2003; a decline of 12%. This revenue decrease was primarily the result of the overall 22% decrease in member months partially offset by premium rate increases. In addition, premium yields on the POS products are approximately 59% higher than the HMO products therefore further contributing to the overall decrease in premium. Total member months for the period ended September 30, 2004 decreased approximately 104,830 or 22% from the same period in 2003.

      Total expenses for the period ended September 30, 2004 were $103,137,630, down 10% from $114,840,528 for the same period in the prior year. This 10% decrease in expenses is the result of a decrease in medical expenses resulting from the 22% drop in member months.

      Medical claim expense stated as a percentage of premium revenues was 86.7% for the nine month period ended September 30, 2004 compared with 85% for the nine month period ended September 30, 2003.

      Commissions stated as a percentage of premium revenue was 3.9% for the period ended September 30, 2004 compared with 4.2% for the same period in the prior year. Total administrative costs remained approximately $10.6 million as of September 30, 2004 and 2003 respectively. As of September 30, 2004 administrative costs stated as a percent of premium revenue increased to 14.4% from 13.5% for the same comparative time period as a result of declining enrollment.

      Net loss for the period ended September 30, 2004 was $699,732 compared to a net income of $1,481,333 for the same period in the prior year. This decrease is primarily the result of higher than anticipated medical expenses restated for the second quarter combined with higher administrative costs as enrollment decline throughout the third quarter 2004.

Liquidity and Capital Resources

      Cash and cash equivalents for the nine months ended September 30, 2004 decreased to $1,050,091 from $1,575,080 at December 31, 2003. The decrease of approximately $525,000 in net cash and cash equivalents is related to the timing of the receipt of premium payments.

      MDNY had a negative working capital of $17.7 million at September 30, 2004 compared to a negative working capital of $17.6 million at December 31, 2003. Although the $2.3 million received by CHSLI in April 2004 improved MDNY's cash position this improvement was offset by losses incurred in the third quarter 2004.

      There can be no assurance that the 2005 rate increases together with the other operating initiatives will produce sufficient cash flows to meet MDNY's obligations.

Capital Reserves and Liquidity

      Certain matters relating to MDNY's regulatory status, its compliance with applicable reserve and statutory net worth requirements and liquidity are discussed above under the caption - "Recent Developments."

      The continued failure of MDNY to meet reserve requirements, the failure of MDNY or the IPAs to comply with other existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company, MDNY and the IPAs.

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and is payable quarterly. These loans together with the accrued interest brought MDNY's September 30, 2004 statutory net worth to $5.3 million compared to the NYSID required net worth of $7.7 million. (Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID).

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

      The Company's revenues primarily recognized during the period in which MDNY is obligated to provide services to subscribers. Premiums collected are in advance are deferred and recorded as unearned premium revenue in the balance sheet. Due to the nature of MDNY's business, several of the Company's accounting policies, primarily relating to costs of claims incurred but not reported and allowance for doubtful accounts associated with premium and reinsurance receivables, involve significant estimates and judgments. These accounting policies have been described in our 2003 Annual Report on Form 10-K.

Factors Affecting Future Results

      Health Insurance Portability and Accountability Act of 1996

      The Secretary of the Department of Health and Human Services, or HHS, has issued final regulations under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged. Three principal groups of regulations have been issued: privacy regulations, security regulations, and standards for electronic transactions.

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

      Impact of New Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised in December 2003. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity". The impact of the above referenced accounting standards is discussed in Note 1 to the interim consolidated financial statements.

      Inflation

      Medical costs have been rising at a higher rate than that for consumer goods as a whole. The Company believes that MDNY's premium increases, provider reimbursement arrangements and other cost control measures mitigate, but do not wholly offset, the effects of medical cost inflation on MDNY's operations. MDNY's inability to increase premiums could negatively affect MDNY's future earnings.

      Certain Factors Affecting Future Operating Results

      Certain statements in this Report on Form 10-Q are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Such forward-looking statements include but are not limited to, statements concerning future or prospective results of operations or financial position, liquidity, health care and administrative costs, premium rates and yields for commercial business, growth and retention of membership and development of new lines of business, health care benefits, provider networks, provider utilization rates, medical loss ratio levels, claims payment, service performance and other operations matters, administrative loss ratio levels, proposed efforts to control health care and administrative costs, impact of agreements with health care providers and related organizations of providers, reinsurance coverage for risk-transfer arrangements, enrollment levels, government regulation such as HIPAA, PBOR, the impact of new laws and regulation, the future of the health care industry, and the impact on MDNY of regulatory investigations and examinations. Actual results may differ materially from those expressed or implied by such forward-looking statements due to risks and uncertainties, including but not limited to the following: the continued inability of MDNY to meet applicable reserve and statutory net worth requirements; CHNLI's notice to the Company and MDNY that CHNLI will withdraw as an MDNY shareholder by December 31, 2004; the decision by the Diocese of Rockville Center not to renew its subscriber contract with MDNY effective January 1, 2005, as a result of MDNY's obligation to comply with the New York Women's Health and Wellness Act, which obligates MDNY to offer contraceptive drugs and devices to members, in conflict with the Ethical and Religious Directives for Catholic Health Services of the American Conference of Bishops; that the Hospitals affiliated with CHSLI will not renew their subscriber contract with MDNY effective January 1, 2006, in light of MDNY's obligation to comply with the New York Women's Health and Wellness Act, in light of such conflict; increased regulation or modification of existing regulations which will increase health care expenses or require additional or increased levels of statutory reserve requirements; increased competition in MDNY's markets or a change in product mix will reduce premium revenue; MDNY will continue to lose members; the Company and MDNY will not be successful in obtaining additional capital necessary for MDNY to compete effectively; health care costs in any given period may be greater than expected due to general unanticipated increases in health care costs, unexpected incidence of major cases, national emergencies, natural disasters, epidemics, changes in physician practices, and new technologies.

      See also the matters referred to throughout Item 1 of the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      In the normal course of operations, MDNY is exposed to market risks arising from adverse changes in interest rates primarily through its borrowing activities and minimally through its short-term investments. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of September 30, 2004, MDNY's only borrowings were under two promissory notes from LIPH, LLC and CHNLI, in the original aggregate principal amount of $2.4 million, which accrue interest at the prime rate. At September 30, 2004, total principal and interest due LIPH, LLC and CHNLI was approximately $1.39 million and $2.03 million, respectively. A 100 basis point increase in interest rates, applied to MDNY's borrowings at September 30, 2004, would result in an increase in annual interest expense and a corresponding reduction in cash flow (were such interest to be paid) of approximately $24,000. The Company believes that MDNY's exposure to market risk relating to interest rate risk is not material.

      MDNY has no derivative financial instruments or derivative commodity instruments, nor does MDNY generally have any financial instruments entered into for trading or hedging purposes. The Company believes that MDNY's business operations are not exposed in any material respect to market risk relating to foreign currency exchange risk or commodity price risk.

Item 4. Controls and Procedures

      Based upon an evaluation under the supervision and with the participation of the Company's President and Chairman of the Board and its Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of the end of the period covered by this report, they have concluded that the Company's disclosure controls and procedures, as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information in the Company is required to disclose in its periodic reports filed under such Act.

      During the most recent fiscal quarter, there has been no significant change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

       3.1.2   Certificate of Incorporation of MDNY Healthcare, Inc., as amended

       3.4     By-laws of MDNY Healthcare, Inc., as amended

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

    LONG ISLAND PHYSICIAN HOLDINGS CORPORATION

By: /s/ PAUL KOLKER, M.D.
    --------------------------------------------
    Name:  Paul Kolker, M.D.
    Title: President and Chief Executive Officer

    Date: November 15, 2004

                                  Exhibit Index

Exhibit No.  Description

3.1.2        Certificate of Incorporation of MDNY Healthcare, Inc., as amended

3.4          By-laws of MDNY Healthcare, Inc., as amended

31.1         Chief Executive Officer Rule 13a-14(a)/Rule 15d-14(a) Certification

31.2         Chief Financial Officer Rule 13a-14(a)/Rule 15d-14(a) Certification

32.1         Chief Executive Officer Section 1350 Certification

32.2         Chief Financial Officer Section 1350 Certification