Form 10-K
period 2004-12-31
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2005-09-23
CIK 1006868

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004


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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined under Rule 12b-2 of the Act). Yes __ No [X].

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

      As of December 31, 2004 there were 1798 shares of Class A common stock and 4044 shares of Class B common stock outstanding.

      Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

Item 1. Business

Company Overview

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") is a New York corporation formed in 1994 and owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY Healthcare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO"), that currently operates in Nassau and Suffolk counties, New York. The financial statements of MDNY are consolidated into the audited financial statements of the Company. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. LIPH, MDNY and CHNLI have entered into a Stock Purchase Agreement dated as of December 31, 2004 (the "Stock Purchase Agreement") pursuant to which LIPH has agreed, among other things, to purchase CHNLI's stock in MDNY. The Stock Purchase Agreement remains subject to approval by the New York State Attorney General's office and New York Supreme Court. At December 31, 2004, MDNY had 40,447 continuing members, comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans

      The Company is affiliated with LIPH, LLC (the "LLC"), a New York limited liability company formed in December 1996. Upon the formation of the LLC, the shareholders of the Company owned all of the membership interests in the LLC. The assets of the LLC consist of the stock in three independent practice associations, Island Practice Association, IPA, Inc. ("Island IPA"), Island Behavioral Health Association IPA, Inc. (currently inactive) and Island Dental Professional Association IPA, Inc. (the "IPAs"). MDNY has entered into various contractual arrangements (the "Professional Services Agreements") with the IPAs to arrange for the provision of applicable health care and administrative services to the members of MDNY.

Business Strategy

      MDNY is focusing on the following six areas in 2005 to achieve profitability, expansion and enrollment growth:

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

      o In January 2005, MDNY entered into a new agreement with a financial advisor to pursue potential partnerships, investments in and/or acquisitions of MDNY. MDNY is evaluating proposals from potential equity investors.

      Effective January 1, 2005, the New York State Insurance Department ("NYSID") approved an additional 16% rate increase for MDNY's HMO and POS sole proprietor products respectively. The increased differential on the sole proprietor products help offset higher than anticipated medical costs for this member group.

      There is no assurance that MDNY's actions will achieve positive results from operations or adequate working capital and equity, and no assurance that any equity investment will be completed on terms acceptable to MDNY and its shareholders, if at all.

Going Concern Qualification

      The consolidated financial statements of the Company and of MDNY as of December 31, 2004 and for the year then ended have been prepared assuming that the Company and MDNY will each continue as a going concern.

Potential Obligations with Respect to New York Market Stabilization Pools

      MDNY is subject to certain state-regulated risk allocation pools ("Stabilization Pools") created by NYSID. The Stabilization Pools are designed to encourage insurers to remain in or enter the small group and individual health insurance markets and protect all insurers and health maintenance organizations ("HMO") in those markets from extreme losses due to open enrollment of persons for coverage who are very ill or have a history of poor health. Under NYSID Regulation 146, as amended ("Regulation 146"), certain insurers and HMOs participating in those markets in New York State are required either to make payments to or receive payments from the Stabilization Pools based upon criteria stated in Regulation 146.

      For years up to and including 1999, two separate pools are in operation. The first pool (Demographic) used an age/sex relative morbidity table to measure the relative risk for each insurer and HMO with respect to the demographic characteristics of the persons covered by that insurer or HMO. The second pool (Specified Medical Condition) used a list of specified, high-cost medical conditions ("SMC"), which was intended to protect insurers and HMOs from part of the adverse financial effects of covering a disproportionate number of people with such conditions. For the years 1999 and after, a single pool operates based on the experience of each insurer with respect to specified medical conditions using new methodology under Regulation 146. The impact of the SMC pools for years 1999-2004 could not be estimated as certain information (regional factors) critical to determining the impact was not released to MDNY until January 2005.

      In January 2005, at the direction of NSYID, a limited scope audit was performed by Alicare, Inc., an outside consultant engaged by NYSID ("Alicare"), on MDNY's data submissions for years 1999 to 2003 with respect to the Stabilization Pools. During this audit, Alicare released to MDNY preliminary regional factors for years 1999-2004, which, when compared to MDNY's average risk factors, would determine whether MDNY would receive payments from or make payments to the Stabilization Pools. Based upon these regional factors, MDNY had an estimated obligation of up to $30 million to the Stabilization Pools with respect to such years. In February 2005, MDNY disputed the assessment in writing, stating, among other things, that certain aspects of NYSID's methodology were flawed, that not all insurers and HMOs had consistently applied the criteria used to determine the eligibility of SMC claims and that NYSID had failed to ensure such consistent application. MDNY requested that NYSID review such methodology, and in light of MDNY's objections, allow MDNY to resubmit its data for such years reflecting higher average risk scores proposed by MDNY.

      On April 5, 2005, Alicare advised MDNY that MDNY would receive $314,863 from the Stabilization Pools with respect to 1998, and that Alicare's preliminary calculations showed that MDNY would receive approximately $1.1 million with respect to 1999 and 2000. On April 7, 2005, Alicare orally advised MDNY that, because MDNY previously contributed to the Stabilization Pools in 1999, 77% of such $1.1 million would be paid to MDNY under the original SMC pool for 1999 and 22% would be used to offset amounts due to the new SMC pool under Regulation 146.

      On April 8, 2005, NYSID notified MDNY ("Contribution Notice") that Alicare had calculated the results of the SMC pool data submissions for the period 1999 through 2004. The Contribution Notice and related invoices summarized MDNY's estimated net calculated contribution for each such year as follows, based on 5% of MDNY's incurred claims for such year pursuant to Regulation 146, and provided that net payments were due by May 15, 2005:

         1999     $2,593,889
         2000     $4,511,036
         2001     $4,913,465
         2002     $5,073,270
         2003     $5,612,751
         2004     $4,807,861

      On April 12, 2005, NYSID telephonically advised MDNY that NYSID did not view the Contribution Notice as a final and definitive determination as to whether MDNY had net payment obligations with respect to the Stabilization Pools or as to the amount of such obligations, if any; that NYSID might retract the Contribution Notice in whole or part; and that NYSID would reevaluate the determinations made in the Contribution Notice in light of MDNY's comments and concerns regarding the Alicare audit.

      On April 14, 2005, NYSID notified MDNY that the payment due dates for the invoices was extended to May 16, 2005 and further advised that the payment due for calendar year 2004 was postponed until further notice.

      On June 16, 2005, NYSID notified MDNY that, as a result of discussions between NYSID and representatives of various regulated health plans concerning the collection and distribution of funds from the Stabilization Pools under Regulation 146, NYSID "anticipates that at this time, liabilities to the pools cannot be determined in regards to the amount or timeframe for payment. We will provide you with additional information as it becomes available."

      In mid-June, NYSID orally indicated to MDNY that a proposed agreement was being finalized whereby NYSID would provide for contributions from all payors of 12.5% for 1999-2003 and 50% for 2004, and eliminate any liability for distressed plans on condition that such plans forego amounts payable to them under the old pool methodology. NYSID also indicated that a new regulation would be drafted for 2005 and subsequent years.

      On July 13, 2005, NYSID notified MDNY as follows:

            "Due to the financially impaired status of MDNY at this time, the Insurance Department is not imposing any liability on MDNY for payments to the SMC Pools under the Fourth Amendment to Regulation 146 [citation omitted] for years 1999 through 2004 other than the deposits for estimated SMC contributions previously remitted by MDNY for 1999 and 2000. However, please be advised that the Insurance Department will continue to evaluate MDNY's financial condition and its impact on any liabilities under the pools for 2005, and for future years."

      The effect of the July 13 notice is to relieve MDNY from liability under Regulation 146 with respect to 1999 through 2004, to forfeit deposits of $318,625 and $300,000 made by MDNY with respect to 1999 and 1998, and to leave open the possibility of liability under Regulation 146 with respect to 2005 and subsequent years. The amount of liability, if any, with respect to 2005 and subsequent years cannot be estimated.

      There can be no assurance that NYSID will determine that MDNY does not have significant payment obligations to the Stabilization Pools with respect to 2005 and subsequent years. Any definitive determination by NYSID that MDNY has significant payment obligations with respect to the Stabilization Pools for such years would have a material adverse effect on the business and financial condition and operations of MDNY and the Company.

      In light of the continued uncertainty between January 2005 and July 13, 2005 regarding MDNY's potential obligations to the Stabilization Pools and the related regulatory and financial statement disclosure implications, LIPH was unable to complete its Annual Report on Form 10-K for the year ended December 31, 2004 prior to the scheduled filing date.

Stock Purchase Agreement among LIPH, CHNLI and MDNY

      MDNY is subject to the New York Women's Health and Wellness Act, which, as of January 1, 2003, obligates MDNY to provide contraceptive drugs and devices to its members, in conflict with the ethical policies of the Diocese of Rockville Centre (the "Diocese"), to which CHNLI and CHSLI are subject. In light of this conflict, the Company, MDNY and CHNLI executed the Stock Purchase Agreement so as to allow CHNLI to exit as an MDNY shareholder. The Diocese allowed its subscriber contract with MDNY to expire on December 31, 2004 resulting in the loss of approximately 3,800 members. Catholic Health Services of Long Island, Inc. ("CHSLI"), an affiliate of CHNLI, on behalf of five catholic hospitals that act as providers to MDNY (the "Hospitals"), will not renew the respective Hospital subscriber contracts with MDNY upon expiration thereof on January 1, 2006. MDNY will continue to provide health care insurance to the employees of the Hospitals through 2005. At December 31, 2004, a total of 7,450 members in MDNY were enrolled from CHSLI. Premiums from the Diocese and the Hospitals represented approximately 28% and 27% of total premiums earned by MDNY during both 2004 and 2003. The expiration of MDNY's subscriber contracts with the Hospitals on January 1, 2006 an the resulting loss of business will have a material adverse effect on MDNY's business and financial condition.

      The Company, MDNY and CHNLI entered into a Stock Purchase Agreement dated as of December 31, 2004. Pursuant to the Stock Purchase Agreement, LIPH will purchase from CHNLI all shares of Class B common stock of MDNY owned by CHNLI, and CHNLI will contribute to the capital of MDNY, and for cancellation, a Subordinated Note dated December 18, 1997 made by MDNY in favor of CHNLI in the original principal amount of $1.4 million, together with all interest accrued thereon (the "Section 1307 Contribution"). Upon the closing of such purchase, LIPH will be the sole stockholder of MDNY.

      In consideration of the sale, assignment and transfer of the Class B Shares and of the Section 1307 Contribution, LIPH will pay CHNLI a closing payment of $10.00. As additional consideration, LIPH will pay to CHNLI the percentage specified below of the net amount of cash and the fair market value of all securities and other property paid by an acquiror and received by LIPH in respect of its equity interest in MDNY upon any sale to a third party by LIPH of its stock in MDNY or of all or substantially all of MDNY's business (through a sale of stock or assets, or a merger, consolidation or similar transaction) that is consummated prior to December 31 of the year specified below (or with respect to calendar year 2008, certain transactions consummated after December 31,
2008), but not to exceed $4.5 million in the aggregate (the amount of CHNLI's equity investment in MDNY):

                  Percentage of Sale Proceeds                 Year
                  ---------------------------                 ----
                  33.3%                                       2005
                  25.0%                                       2006
                  20.0%                                       2007
                  15.0%                                       2008

      Conditions to closing under the Stock Purchase Agreement include: (i) the termination of the Shareholders Agreement and the Stock Subscription and Purchase Agreement, each dated as of October 11, 1995, between LIPH, MDNY and CHNLI, as amended, (ii) execution and delivery of mutual releases by CHNLI, the Diocese and CHSLI, on the one hand, and MDNY and LIPH, on the other hand, from all claims arising through the closing date, except for claims arising under the Agreement and certain other agreements in effect among the releasing parties as of the closing date, (iii) resignation of the four MDNY directors designated by CHNLI, as directors and officers of MDNY, (iv) payment in full of all premiums then payable under the MDNY Group Applications effective as of December 31, 2002 between MDNY and each of the Diocese and CHSLI, as agent for the Hospitals; (v) no premiums under such Group Applications being more than 30 days past due; (vi) execution and delivery of an agreement whereby the Hospitals and certain related Catholic nursing homes agree to pay the same penalties and interest on past due premiums and other amounts payable by them to MDNY as those applicable under current regulations to late payments due from MDNY to the Hospitals; (viii) consent by each of NYSID (which granted consent in March 2005), the New York Department of Health (which was granted in August 2005), the Attorney General of the State of New York and the Supreme Court of the State of New York to the Agreement and the transactions contemplated thereby; and (ix) payment in full of all payments due and owing by MDNY to the Hospitals for services rendered to the extent required by the provider agreements between MDNY and the Hospitals, and no such payments, with respect to clean claims, being more than 45 days past due.

      Upon closing of the purchase of the Class B shares, the Certificate of Incorporation and By-laws of MDNY and the composition of MDNY's Board of Directors will be modified to reflect, among other things, that CHNLI is no longer a shareholder in MDNY and the composition and number of MDNY's Directors will be changed to include the requisite number of enrollee representatives.

Certain Regulatory Matters

      The New York State Department of Health ("NYSDOH") and the NYSID require MDNY to maintain reserves in the form of cash and statutory net worth.

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

      In addition, with NYSID's approval, MDNY, Island IPA, and CHSLI, on behalf of the Hospitals, entered into a Recovery and Subordination Agreement (the "Recovery and Subordination Agreement"), dated July 12, 2001 and effective January 1, 2002. The Recovery and Subordination Agreement provides, among other things, as follows: (i) Island IPA is required to pay the Island Debt pursuant to a Repayment Plan whereby Island IPA is obligated to withhold, and remit to MDNY, 5% of all payments due to Island IPA participating providers (the "IPA Withhold"), MDNY will make claims payments to Island IPA or its participating providers on a fee-for-service basis, MDNY is required to pay Island IPA a $1.50 per member per month network access fee, and Island IPA is required to pay to MDNY the net revenue it receives from sources other than MDNY; (ii) until the Island Debt is repaid, Island IPA, Island IPA's participating providers and the Hospitals agreed (a), in the event that MDNY becomes insolvent (pursuant to a court approved order or admits its inability to pay its debts), to subordinate their rights to payment by MDNY of outstanding claims (including IBNR) to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt, and (b) that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals; and (iii) the amount of the Island Debt outstanding from time to time will be carried on the financial statements of MDNY as an admitted asset. The aggregate amount owed by MDNY to the subordinating parties in the form of medical claims payable was approximately $14 million and $20 million as of December 31, 2004 and 2003, respectively.

      In 2003 and 2002 the Island Debt was adjusted for additional claims and reduced by the IPA Withhold pursuant to the Recovery and Subordination Agreement. The Island Debt was approximately $18.5 million and $22.2 million at December 31, 2004 and 2003, respectively.

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

      In January 2003, NYSID notified MDNY that MDNY was impaired by $850,332 at September 30, 2002 and required MDNY to submit a restoration plan to remedy the impairment. (Impairment is the amount by which reported net worth is less than the amount of required reserves). In February 2003, MDNY submitted a remedial plan (the "MDNY Remedial Plan") to NYSID whereby: MDNY would continue negotiations with certain potential acquirors regarding a proposed sale of MDNY; MDNY would engage an investment banking firm; the Company and CHNLI, as the stockholders in MDNY, would be offered the alternative of making additional capital contributions to MDNY or selling all or part of MDNY; and the IPA providers agreed to reduce the physician fee schedule effective April 1, 2003. In April 2003, NYSID accepted the MDNY Remedial Plan.

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

      As of December 31, 2004 MDNY reported a net operating loss of $1.4 million and statutory net worth of $5.4 million. The contingent reserve requirement at December 31, 2004 was $6.7 million. (NYSID reserve requirements are calculated based upon the greater of the contingent reserve or escrow deposit. The contingent reserve is calculated by incrementally adding 1% of premiums written not to exceed 5% (i.e., $6.7 million)). The escrow deposit is calculated as 5% of the following year's expected medical costs. MDNY's contingent reserve is currently capped at 5% of the current year's billed premium.

      The failure of MDNY to meet reserve requirements, the failure of MDNY or the IPAs to comply with other existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company and MDNY.

      According to the NYSID Final Report, the composition of MDNY's Board of Directors does not comply with Part 98-1.11(f) of the Administrative Rules and Regulations of the NYSDOH, which requires that at least 20% of MDNY's directors must be enrollees of MDNY. The NYSID Final Report recommends that the requisite number of "enrollee representatives" be elected to MDNY's Board of Directors. Upon the closing under the Stock Purchase Agreement among LIPH, MDNY and CHNLI, it is anticipated that MDNY's Board of Directors will include the requisite number of enrollee representatives.

      In January 2005, MDNY entered into a new agreement with a financial advisor to pursue potential partnerships, investments in and/or acquisitions of MDNY. MDNY is considering proposals from potential equity investors. There is no assurance that any equity investment will be completed on terms acceptable to MDNY and its shareholders, if at all.

MDNY

Business Overview

      MDNY is an independent practice association-model HMO that is licensed by the State of New York to operate in Nassau and Suffolk counties, New York. At December 31, 2004, MDNY had 88 full-time employees. MDNY's operations commenced on January 1, 1996. MDNY provides health care insurance to its members for a fixed monthly premium, plus a co-payment, as applicable, by the member to a participating physician for each office visit generally, and a dispensing fee or co-payment to the pharmacy for each prescription filled. The basic benefits provided within a member's benefit plan consist of primary and specialty physician care, inpatient and outpatient hospital services, emergency and preventive health care, laboratory and radiology services, ambulance services, eye care, physical and rehabilitative therapy services, chiropractic services, mental health care, and alcohol and substance abuse counseling. For an increased monthly premium, members have the option to receive prescription drugs and other supplemental benefits through the purchase of benefit plan "riders". At December 31, 2004, MDNY had 40,447 continuing members comprised of individuals and families, enrolled in its health maintenance plans. MDNY's primary product lines include point-of-service plans and traditional HMO plans. A significant component of MDNY's membership and, therefore, premium revenue is derived from small groups and sole proprietors enrolling through associations or directly. This member group has traditionally experienced higher medical loss ratios than the other groups in MDNY's member base. Effective January 1, 2004, NYSID approved a 16% rate differential with respect to HMO sole proprietor products and POS sole proprietor members to help offset the higher medical loss ratio associated with this member group. MDNY's management currently monitors and evaluates MDNY's financial performance based on the combined service area of Nassau and Suffolk counties.

      MDNY entered into the Professional Services Agreements for the provision of applicable healthcare services to members, pursuant to which Island IPA arranges for the provision of medical and surgical services and Island Dental Professional Association IPA, Inc. arranges for the provision of dental services. Each IPA is responsible for contracting with individual health care providers and for overseeing the initial and continuous screening of participating health care providers. MDNY made direct payments to IPA participating providers in 2004 for professional and ancillary services rendered to members.

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

      MDNY has various multi-year agreements subject to annual price negotiation with hospitals and hospital systems that are designed to provide predictability with respect to hospital costs and is currently negotiating with other hospital and hospital systems for similar multi-year arrangements. Contract pricing with 24 hospitals was renegotiated in 2004, and contract pricing with 21 hospitals is subject to renegotiation in 2005. In addition, there has been significant consolidation among hospitals in MDNY's service area, which tends to enhance the combined entity's bargaining power with managed care payors. As a result, there is the risk that certain hospitals may seek higher rates or seek to impose limitations on MDNY's utilization management efforts. There can be no assurance that MDNY will be able to secure multi-year agreements in the future.

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

      HMO Product premiums accounted for approximately 87%, 79% and 72% of total premiums earned by MDNY in 2004, 2003 and 2002, respectively.

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

      POS Product premiums accounted for approximately 13%, 21% and 28% of total premiums earned in 2004, 2003 and 2002, respectively.

Individual Products

      MDNY provides HMO and POS Products to individuals who reside or work in Nassau or Suffolk County, New York. New York State regulations require HMOs in the community-rated small group market to offer products with mandated benefits. Individual members in the small group market have access to MDNY's flex network. At December 31, 2004 and 2003, MDNY had 483 and 599 individual members, respectively, who accounted for 2% and 2% of total premiums earned in both 2004 and 2003.

Sole Proprietor Products

      MDNY provides HMO and POS Products to sole proprietors. New York law requires health insurers that issue coverage through associations to offer the same coverage to sole proprietors. New York law permits health insurers to classify sole proprietors in their own community rating category and prohibits rates for sole proprietor coverage from exceeding 120% of the rates established for identical coverage issued to a group. MDNY has approval for a 16% rate differential between sole proprietors and the group rate on its HMO and POS Sole Proprietor Products, respectively.

      MDNY has contracts with approximately 10 associations for which MDNY offers both small group and sole proprietor coverage. members who meet eligibility requirements as sole proprietors have access to products sold through the association or directly from internal sales representatives. At December 31, 2004 and 2003, MDNY had approximately 13,900 and 16,200 sole proprietor members, respectively, who accounted for 37% and 34% of total premiums earned in 2004 and 2003, respectively.

HNY (Healthy New York) Products

      As required by the Health Care Reform Act 2000 ("HCRA"), MDNY offers two HMO products that offer a specified benefit package designed by the State of New York. Healthy New York is a program designed to make reduced cost comprehensive health insurance available to small businesses (including sole proprietors) that currently do not provide health insurance to their employees. Qualified individuals who work for employers that do not provide health insurance may also purchase these products. Specific participation criteria must be met to purchase these products. At December 31, 2004 and 2003, MDNY had 1,606 and 496 members, respectively, who purchased these products, which accounted for 1% and 1% of total premiums earned in 2004 and 2003, respectively.

Marketing

      MDNY markets its products through a network of general agents and brokers that market MDNY's products to small-employer groups and associations. MDNY also maintains an in-house sales force for direct marketing to non-brokered accounts.

Mdny.com

      MDNY's website, www.mdny.com, provides on-line access to MDNY for its members, brokers, employer groups and providers. During 2004, MDNY members continued to increase their use of the website.

Competition

      The health care industry, both generally and in the New York metropolitan area, is characterized by intense competition. MDNY competes with independent HMOs, such as Health Insurance Plan of New York and United Health Group (formerly Oxford Health Plans), which have significant enrollment in the New York metropolitan area. MDNY also competes with HMOs and managed care plans sponsored by large health insurance companies, such as CIGNA Corporation, Aetna U.S. Healthcare Inc., United Health Group and Blue Cross/Blue Shield. These competitors have large enrollment levels in MDNY's service area. These competitors generally have been in existence for longer periods of time than MDNY, are better established than MDNY, and have greater financial resources, management experience and product development programs than MDNY. In addition, other organizations with resources greater than those of MDNY may enter into competition with MDNY by providing, for example, alternative healthcare delivery systems, by offering greater benefits for a smaller premium payment, or by offering products outside of the scope of MDNY's licensure. Additional competitors may enter MDNY's markets at any time in the future.

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

Government Regulation

      Federal and state laws and regulations impose substantial requirements on MDNY regarding such matters as licensure, provider networks, medical care delivery and quality assurance programs, eligibility requirements, geographic service areas, member rights and responsibilities, approval of contracts with health care providers (including but not limited to contracts that involve risk sharing or transfer) and administrative services providers, claims payment standards (including timeliness and accuracy of payment), minimum coverage obligations, including mandatory benefits, policy language, mandatory product offerings, utilization review standards and procedures, including internal and external member and provider appeals and financial condition, and disclosures to members and providers. In addition, MDNY is subject to state and federal laws and regulations relating to financial requirements and regulations relating to premium rates and rating methodologies, loss ratios, cash reserves, minimum net worth, permissible investments, corporate governance, participation in certain state-wide risk spreading pools among insurers, and transactions between affiliated companies, including dividends. Recently enacted state and federal laws and regulations impose additional requirements on MDNY relating to security and confidentiality of health care information. As part of the regulatory process, MDNY is required to file periodic reports with the relevant state agencies relating to, among other things, operations, premium rates and covered benefits, financial condition and marketing practices.

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

      As a New York State certified HMO, MDNY is required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, MDNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% (7% if out of network coverage is by the HMO other than Direct POS.) of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. MDNY received approval from the NYSID, in November 2004, to report the contingent reserve fund at 5% of the 2003 net premiums written as MDNY does sell out of network benefit plans other than Direct POS. As such, MDNY continues to report its contingent reserve at 5% of net premiums for the year ended December 31, 2004.

      The Department of Health is expected to publish regulations for adoption during 2005 that will increase the required reserves gradually over the next six to twelve years to twelve and one half percent of annual premium income. If that requirement changes it will affect all HMOs and MDNY will be expected to meet those revised standards. Regulation of financial reserves for HMOs is a frequent topic of legislative and regulatory scrutiny and proposals for change. It is possible that the method of measuring MDNY's financial reserves could change and that could affect the financial condition of the Company and MDNY.

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

      MDNY is also affected by certain state regulated risk allocation pools and state health care public policy initiatives. The risk allocation pools are designed primarily to spread the claims risk. New York also imposes assessments that are used to fund the state health and insurance departments and other state initiatives. Examples of these programs include, but are not limited to: the New York Market Stabilization Pools, which require insurers participating in the small group and individual insurance market in New York to contribute certain amounts to, or receive certain amounts from, the New York Stabilization Pools based upon certain criteria outlined in the applicable regulations; and the New York Stop Loss Pools, which provide insurers participating in certain mandated programs in New York with a limited amount of stop loss insurance for claims paid under these programs.

      In January 1, 1997, New York State enacted the Health Care Reform Act of 1996 (the "HCRA"), which allows all private healthcare payors to negotiate payment rates for inpatient hospital services. Prior to enactment of HCRA, only HMO's could negotiate rates for these services. The enactment of HCRA adversely affected the ability of HMO's to negotiate rates. Also, beginning in January 1997, MDNY elected to make payments to state funding pools to finance hospital bad debt and charity care ("BDCC"), graduate medical education ("GME") and other state programs under the HCRA. Previously, hospital bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. HCRA, GME and BDCC assessments were reauthorized effective July 1, 2005 through June 30, 2007.

      The state of the economy has affected individual states' budgets, which could result in New York attempting to defray these costs through increased taxes, new taxes, increased assessments and new assessments on the programs in which MDNY participates such as the New York GME and BDCC programs and other programs. The New York State 2005-2006 budget may include, among other things, a premium tax increase or increase in the BDCC assessment, an increase in the GME assessment, or an increase in the assessment for the NYSID and NYDOH budgets (to which MDNY may be required to contribute). Although MDNY could attempt to mitigate or cover its exposure from such proposed increased costs through, among other things, increases in premiums, there can be no assurance that MDNY will be able to mitigate or cover all of such costs resulting from the proposed New York State budget. Although MDNY has attempted to modify its product offerings to address the changing needs of its membership, there can be no assurance that the effects of the current downturn in economic conditions will not cause its existing membership to seek health coverage alternatives that MDNY does not offer or will not result in significant membership loss, lower average premium yields or decreased margins on continuing membership.

      During the past several years, New York has enacted significant legislation relating to managed care plans which contain provisions relating to, among other things, consumer disclosure, utilization review, removal of providers from the network, appeals processes for both providers and members, mandatory benefits and products, including infertility and clinical trials, state funding pools, prompt payment and provider contract requirements. NYSID has re-interpreted existing law and regulations to limit the ability to apply contract exclusions. The impact of this re-interpretation is that additional claims will be reviewed for demonstration of medical necessity, and more appeals may be submitted to external review. It is difficult to predict whether additional regulatory requirements may apply to the operations of HMOs. It should be assumed, however, that the health care delivery system in New York State will continue to be subject to a high level of regulatory control, which may impose additional limitations on the ability of HMOs (including MDNY) to engage in various financial transactions.

      Effective July 1, 1999, New York enacted a new law establishing a right for health care consumers to obtain an external review of determinations made by HMOs and insurers when coverage of health care has been denied on the grounds that the service is not medically necessary or that such service is experimental or investigational and establishing standards for the certification of the external review agents. In addition, the law requires provider contracts to include an explanation of provider payment methodologies; the time periods for provider payments; the information to be relied upon to calculate payments and adjustments; and the process to be employed to resolve disputes concerning provider payments. In 2004, five claims were submitted and closed for external review.

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

      The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") has had a significant effect on MDNY's operations. Regulations promulgated under HIPAA seek, among other things, to (i) ensure portability of health insurance to individuals changing jobs or moving to individual coverage by limiting application of preexisting condition exclusions, (ii) guarantee availability of health insurance to employees in the small group market, and
(iii) prevent exclusion of individuals from coverage under group plans based on health status. New York State has a similar law. HIPAA also imposed new standards of protection against inappropriate use and disclosure of patient-identifiable health information that are applicable to health plans, their contracted entities and business associates. The U.S. Department of Health & Human Services ("DHHS") was directed to develop rules for standardizing electronic transmission of health care information and to protect its security and privacy. Under these rules, health plans, clearinghouses and providers will now be required to (a) comply with a variety of requirements concerning their use and disclosure of individuals' protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final privacy rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA privacy rules could expose MDNY to additional liability for, among other things, violations by its business associates. HIPAA's requirements with regard to privacy and confidentiality became effective as of April 2003. Also as part of HIPAA, DHHS issued final rules, effective October 2003, standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers and clearinghouses, including MDNY, are required to conform their electronic and data processing systems with HIPAA's electronic transaction requirements. MDNY's incremental costs for HIPAA compliance were $30,000 and $210,000 in 2004 and 2003, respectively, and MDNY believes that it will incur additional costs in 2005 and beyond. However, the Company cannot predict the ultimate impact HIPAA will have on MDNY's business and results of operations in future periods.

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

      Congress is also considering proposals relating to health care reform, including a comprehensive package of requirements on managed care plans called the Patient Bill of Rights ("PBOR") legislation. These proposals seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. PBOR, if enacted, could expose MDNY to significant litigation risk. Such litigation could be costly to MDNY and could have a significant effect on the Company's results of operations. Although MDNY could attempt to mitigate or cover the effects of such costs through, among other things, increases in premiums, there can be no assurance that MDNY will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation. In addition, in 2003 and 2004, Congress considered, but did not adopt legislation permitting small businesses to pool together as Association health Plans ("AHPs") to purchase or self-fund health care coverage. The legislation provides AHPs with significant regulatory and rating advantages which would prevail over state and federal law applicable to most insurers and HMOs, including MDNY. In his State of the Union address in January 2005, the President again proposed adoption of legislation authorizing AHPs.

      Recently enacted legislation and the proposed regulatory and legislative changes described above, if enacted, could increase health care costs and administrative expenses and otherwise adversely affect the business, results of operations and financial condition of MDNY and its competitors.

Availability of SEC Reports

      The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, with the Securities and Exchange Commission. The Company does not maintain an Internet web site and therefore does not make such periodic and current reports available on the Internet. Upon written request, the Company will make available electronic or paper copies of its filings free of charge as soon as reasonably practicable after they are filed with the SEC. The SEC maintains an Internet site (http://www.sec.gov) that contains the Company's reports, proxy and information statements, and other information filed with the SEC.

Certain Factors Affecting Future Operating Results

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

      Actual results may differ materially from those expressed or implied by such forward-looking statements due to risks and uncertainties, including but not limited to the following: MDNY's ability to continue as a going concern; the inability of MDNY to meet applicable reserve and statutory net worth requirements; the expiration on January 1, 2006 of MDNY's subscriber agreements with the Hospitals affiliated with CHSLI and the resulting loss of business by MDNY;the uncertainty surrounding the potential obligation from the Market Stabilization Pool for years subsequent to 2004, which obligations could, have a material adverse effect on MDNY's business or financial condition; that increased regulation or modification of existing regulations will increase health care expenses or require additional or increased levels of statutory reserve requirements; that increased competition in MDNY's markets or a change in product mix will unexpectedly reduce premium revenue; and that MDNY will not be successful in increasing membership growth; that health care costs in any given period may be greater than expected due to general unanticipated increases in health care costs, unexpected incidence of major cases, national emergencies, natural disasters, epidemics, changes in physician practices, and new technologies.

Item 2. Properties

      The offices of the Company and MDNY are located in premises leased by MDNY at One Huntington Quadrangle, Suite 4C01, Melville, NY 11747. The lease expires March 31, 2008. Annual rent is $487,000. The Company believes that such offices are adequate and suitable for the business of the Company and of MDNY as currently conducted and as currently proposed to be conducted.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2004 through the solicitation of proxies or otherwise.

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

      At December 31, 2004 there were 1,799 shareholders of record of the Company's Class A Common Stock and 4,042 holders of record of the Company's Class B Common Stock.

      The Company made no repurchase of any of its securities during the fourth quarter of 2004.

Item 6. Selected Consolidated Financial Data

      The following selected financial data for each year in the five-year period ended December 31, 2004 have been derived from the Company's audited consolidated financial statements. The information below is qualified by reference to and should be read in conjunction with the audited consolidated financial statements and related notes, and other financial information included elsewhere herein. The audit report includes an explanatory paragraph regarding certain conditions which raise substantial doubt about the Company's ability to continue as a going concern. See "Consolidated Financial Statements."

Statement of Operations Data:
(in thousands, except per share data)

                                                                                   Year ended December 31,
                                                        ---------------------------------------------------------------------
Revenue:                                                   2004           2003           2002           2001           2000
                                                        ---------      ---------      ---------      ---------      ---------
Premiums earned                                         $ 135,209      $ 153,276      $ 158,310      $ 146,505      $ 188,929
                                                        ---------      ---------      ---------      ---------      ---------
Expenses:
IPA medical expenses                                      117,561        131,793        137,161        123,401        152,829
Excess IPA capitation                                          --             --             --             --          6,000
Commission expense                                          5,255          6,245          6,731          5,611          6,412
Reinsurance, net                                             (509)           409            609            300            594
Management fees                                                --             --             --             --         11,264
General and admin expenses                                 14,360         13,528         15,541         20,150          9,771
Depreciation                                                  104            162            337            498            167
                                                        ---------      ---------      ---------      ---------      ---------
         136,771        152,137        160,379        149,960        187,037

Operating income (loss)

Operating income (loss)                                    (1,562)         1,139         (2,069)        (3,455)         1,892
Investment income                                             156            394            676          1,957          2,744
Income (loss) before income taxes/minority interest        (1,406)         1,533         (1,393)        (1,498)         4,636
Provision for income (taxes) benefit                           24            (87)           (46)            --            (91)
Minority interest in (income) loss of subsidiary              474           (436)           475            490         (1,573)
Net income (loss)                                       $    (908)     $   1,010      $    (964)     $  (1,008)     $   2,972
                                                        =========
Basic and diluted income (loss) per share               $    (156)     $     173      $    (165)     $    (173)     $     509
Basic and diluted weighted average shares                   5,842          5,842          5,842          5,842          5,842

Balance sheet data (in thousands):

                                                   Year ended December 31,
                                 -----------------------------------------------------------
                                   2004         2003         2002         2001         2000
                                 -------      -------      -------      -------      -------
Working capital/(deficiency)     (17,233)     (17,569)     (19,934)     (19,014)         334
Total assets                      35,230       45,367       43,881       45,199       25,279
Long-term debt                     3,450        3,346        3,247        3,135        2,969
Total liabilities                 33,083       41,838       41,798       41,676       20,258
Minority interest                  1,209        1,683        1,247        1,722        2,213
Shareholders' equity                 937        1,846          836        1,801        2,808


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Report contains forward-looking statements, within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. The actions and performance of the Company could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1 above. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

      The Company's financial statements as of December 31, 2004 and for the year then ended have been prepared assuming that the Company will continue as a going concern. See Consolidated Financial Statements.


General Overview

      The Company owns 67% percent of the stock in MDNY. The Company is a holding company whose principal asset is its investment in MDNY and conducts no operating activities of its own. The Company's administrative, legal, accounting and insurance costs are funded by MDNY. Total costs funded by MDNY were $292,615 as of December 31, 2004.

      MDNY's principal source of revenue is premiums earned from its HMO and POS Products. Other revenue consists principally of interest income for 2004.

      MDNY's ability to achieve profitability depends principally on increasing membership while reducing medical expenses as a percentage of its premium revenue (the "medical loss ratio" or "MLR") and sufficiently managing administrative costs. During 2004, MDNY continued to implement programs to reduce administrative costs but as membership continued to decline, 14% from 2003, certain reductions became more difficult for MDNY to absorb. In addition, $800,000 of advertising costs incurred in the fourth quarter 2004 contributed to the increase in administrative costs for 2004.

      The following tables show plan statistics, revenues earned, and certain other selected information:

                                  2004        2003      inc(dec)     %inc(dec)
                                  ----        ----      ---------     ---------
Enrollment                      40,447       47,029      (6,582)        (14%)
Enrollment (months)            498,214      626,106    (127,892)        (20%)
Premiums                      $135,209     $153,276     (18,067)        (12%)
Medical Expenses
(excl. HCRA surcharge)        $112,331     $127,110     (14,779)        (12%)
HCRA surcharge                $  4,721     $  5,092        (372)          7%
Total Medical-
(includes reinsurance)        $117,052     $132,202     (15,150)        (11%)
Administrative                 $14,360     $ 13,528         832           6%
Commissions                     $5,255     $  6,245        (990)        (16%)

                                  2004         2003      %inc(dec)
                                  ----         ----     ---------
Premium pmpm                   $271.39      $ 244.81        11%
Medical pmpm                   $225.47      $ 203.02        11%
HCRA pmpm                         9.47          8.13        16%
Total medical pmpm             $234.94      $ 211.15        11%
Administrative pmpm             $28.82      $  21.61        33%
Commissions pmpm                $10.55      $   9.97         6%

      MDNY seeks to control medical expenses through arrangements with its affiliated IPAs and with non-IPA primary care physicians, with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers. MDNY's medical loss ratio, including the HCRA surcharge was 87% and 86%, respectively, for 2004 and 2003.

      During 2004, the Company's working capital deficit decreased by $336,000 from 2003. Negative operating results for the year ended December 31, 2004 contributed to the overall increase in the working capital deficit.

      MDNY has also established a receivable of approximately $1,457,000 at December 31, 2004 related to certain stop loss pools established by the State of New York under the Health Care Reform Act of New York. These pools provide a limited amount of stop loss insurance funds to cover 90% of certain paid claims for the two New York mandated plans, Direct Pay and Healthy New York. The regulations governing the stop loss pools were extended by the New York State legislature until June 30, 2005. While MDNY has established its recoveries under the Stop Loss Pools based on its interpretations of the regulations, the amounts recorded related to the Pools may differ materially from the amounts that will ultimately be paid or received from the Pools based on final reconciliations.

Results of Operations

      The following table provides certain statement of operations data expressed as a percentage of total premium revenue and other statistical data for the years indicated:


Statement of Operations Data

                                                 Year ended December 31,
                                             --------------------------------
Revenue:                                         2004       2003        2002
                                                 ----       ----        ----

   Premiums earned                              100.0%     100.0%      100.0%
Expenses:
IPA medical expenses                              86.6      86.0        86.6
Commissions expense                                3.9       4.1         4.2
Reinsurance expense, net                                      --          .4
General and administrative expenses               10.6       8.8         9.8
Depreciation                                        .1        .1          .2
   Total expenses                               (101.2)    (99.3)     (101.3)
   Operating income (loss)                         1.2)       .7        (1.3)
Investment and other income                         .1        .3          .4
Income (loss) before income taxes/
  minority interest                               (1.1)      1.0         (.9)
Provision for income taxes                           -       .05         .03
Minority interest in subsidiary                     .4       (.3)         .3
Net income (loss)                                  (.7)       .7         (.6)

Statistical Data:
     Enrollment                                 40,447    47,029      62,853
     Member months                             498,214   626,106     713,714

*   Medical loss ratio                            86.6%     86.0%       87.0%

**  Administrative loss ratio                     14.6%     13.0%       14.2%

---------------

* Medical loss ratio - Medical expense and net reinsurance expense divided by total premium revenue.

** Administrative loss ratio - Commission expense, management fees, depreciation expense, and general and administrative expense divided by total premium revenue.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

      Premiums earned for the year ended December 31, 2004 and 2003 were approximately $135,209,000 and $153,276,000, respectively. At December 31, 2004, MDNY's commercial enrollees totaled approximately 40,400, as compared to approximately 47,000 at December 31, 2003. Premiums received decreased $18,067,000 or 12% in 2004 compared to 2003 as a result of decreased member months of 20%, partially offset by increases in premium yields of approximately 11% in 2004 compared with 2003. Overall membership decreased at December 31, 2004 primarily due to the loss of the POS business from the Diocese which accounted for approximately 2,000 members (and 3,800 members overall). In addition, MDNY continues to lose membership to other competitors in its service area who can offer more attractive premium rates either by offering experience rated products or benefit plans with higher co-pays and deductibles. Currently, MDNY is licensed under Article 44 of the Public Health Law which prohibits the plan from offering these types of plans. Effective January 1, 2004 MDNY increased its HMO and POS rates approximately 12% and 20% respectively further contributing to the overall decline in enrollment.

      Total expenses for the year ended December 31, 2004 were $136,771,567 as compared to $152,136,657 for the year ended December 31, 2003. This 10% decrease in expenses is the result of lower medical expenses consistent with the overall 14% decrease in enrollment partially offset by an increase in overall medical costs of 11%. In addition, total administrative costs increased 6% from 2003. MDNY incurred approximately $800,000 of advertising costs in 2004.

      Health care service expense stated as a percentage of premium revenues was 86.6% for 2004 compared with 86.3% for 2003. Total medical expenses for the year ended December 31, 2004 decreased $15,149,984 or 11% from 2003. This decrease is primarily the result of the overall 14% decrease in enrollment from 2003 partially offset by an increase in medical costs on a per member per month basis of 11% over 2003.

--------------------------------------------------------------------------------
Expenses:                   December 31, 2004     December 31, 2003    % change
--------------------------------------------------------------------------------
Medical fee for service
claims                       $112,331,587           $127,109,852          (12%)
--------------------------------------------------------------------------------
HCRA public goods expense    $  4,720,657           $  5,092,376          (7.3%)
--------------------------------------------------------------------------------
Total medical expense        $117,052,244           $132,202,228          (12%)
--------------------------------------------------------------------------------


      Administrative expenses stated as a percentage of premium revenue were 14.6% for 2004 compared with 13% for 2003. This increase was the result of approximately $800,000 of advertising costs incurred in 2004.

      Net loss for the year ended December 31, 2004 was approximately $(908,572), compared to a net profit of $1,010,000 for 2003. This negative result in 2004 is primarily the 14% decline in enrollment in 2004. As membership continued to decline in 2004 reductions in administrative costs became more difficult to attain. Advertising costs incurred in the fourth quarter 2004 further contributed to the increase in administrative costs of 6%. The table below illustrates the membership mix between HMO and POS products at December 31, 2004 compared to 2003. As a result of premium increases of approximately 20% on POS products together with the loss of 2,000 POS members from the Diocese, a larger percentage, 92%, of the membership at December 31, 2004 were enrolled in HMO products.

--------------------------------------------------------------------------------
Product                                 HMO           POS             Total
--------------------------------------------------------------------------------
Membership at Dec 31, 2004             37,355         3,092           40,447
--------------------------------------------------------------------------------
Membership at Dec. 31, 2003            40,357         6,672           47,029
--------------------------------------------------------------------------------
% Membership mix 2004                     92%            8%            100%
--------------------------------------------------------------------------------
% Membership mix 2003                     86%           14%            100%
--------------------------------------------------------------------------------

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Premiums earned for the year ended December 31, 2003 and 2002 were approximately $153,276,000 and $158,310,000, respectively. At December 31, 2003, MDNY's commercial enrollees totaled approximately 47,000, as compared to approximately 62,000 at December 31, 2002. Revenue decreased $5,034,000 or 3.3% in 2003 compared to 2002 as a result of decreased member months of 12%, partially offset by increases in premium yields of approximately 10% in 2003 compared with 2002. Overall membership decreased at December 31, 2003 primarily due to annual premium rate increases of 30% on POS Products and 10% on HMO Products.

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

--------------------------------------------------------------------------------
Expenses:                  December 31, 2003  December 31, 2002      % change
--------------------------------------------------------------------------------
Medical fee for service
claims                       $127,109,852       $133,364,255           (5%)
--------------------------------------------------------------------------------
HCRA public goods expense      $5,092,376         $4,404,680          15.6%
--------------------------------------------------------------------------------
Total medical expense        $132,202,228       $137,768,935          (4.0)%
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
--------------------------------------------------------------------------------

Liquidity and Capital Resources

      Cash flows provided by (used in) operating activities, investing and financing activities of $112,878 $(352,155), and (1,479), respectively, in 2004 resulted in an overall decrease in cash and cash equivalents in 2004 of $87,762. The increase in net cash and cash equivalents is directly related to the timing of when claims are paid.

The consolidated financial statements of the Company and of MDNY as of December 31, 2004 and for the year then ended have been prepared assuming that the Company and MDNY will each continue as a going concern.

      The Company had negative working capital of approximately $17,233,378 at December 31, 2004 compared to a negative working capital of approximately $17,569,000 at December 31, 2003. The amount of negative working capital slightly decreased in 2004. MDNY's liquidity is substantially dependent upon its ability to meet its current obligations. MDNY does not have the ability to obtain a line of credit with financial institutions as MDNY is only authorized to borrow 5% of approved assets subject to approval by the NYSID. The Company anticipates that the 2005 rate increases together with the initiatives described in Item 1 under the caption "Business Strategy" will produce sufficient cash flows to meet MDNY's obligations in 2005. There can be no assurance that MDNY will be able to achieve sufficient cash flows.

      Pursuant to the Recovery and Subordination Agreement, Island IPA, Island IPA's participating providers and the Hospitals have agreed, among other things, until the Island Debt is repaid (a), in the event that MDNY becomes insolvent (pursuant to a court approved order or admits its inability to pay its debts), to subordinate their rights to payment by MDNY of outstanding claims (including
IBNR) to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt (i.e., payments in excess of capitation), and (b) that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals. The amount of Island Debt, and the amount of claims subject to potential subordination pursuant to the Recovery and Subordination Agreement, were approximately $14 million as of December 31, 2004. In the event of any such insolvency of MDNY, the effect of any such subordination would be to allow MDNY to pay current obligations that it would otherwise be unable to pay in an amount equal to the amount so subordinated, and allow MDNY to be sufficiently solvent to continue for a period of time in excess of one year.

Capital Reserves and Liquidity

      Certain matters relating to MDNY's regulatory status, its compliance with applicable reserve and statutory net worth requirements and liquidity are discussed in Item 1 under the captions "Business--Certain Regulatory Matters".

      The continued failure of MDNY to meet reserve requirements or the failure of MDNY or the IPAs to comply with other existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company, MDNY and the IPAs.

      The consolidated financial statements of the Company as of December 31, 2004 and for the year then ended have been prepared assuming that the Company will continue as a going concern.

      MDNY's long term liquidity depends upon its ability to improve its operations and financial performance in order to meet its financial obligations, achieve statutory compliance, and achieve profitability. While the Company believes that implementation of MDNY's plans to achieve profitability will provide MDNY with the ability to continue as a going concern, there is no assurance that such actions will achieve positive results from operations or adequate working capital and equity sufficient to ensure the long-term viability of MDNY and the Company. Pursuant to the MDNY Remedial Plan, MDNY is evaluating offers from potential equity investors. However, there can be no assurance that any such investment will be completed on terms acceptable to MDNY and its shareholders, if at all.

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and is payable quarterly. See Note 11 to the Consolidated Financial Statements included elsewhere herein. These loans together with the accrued interest and certain statutory items brought MDNY's statutory net worth at December 31, 2004 to $5.0 million compared to the NYSID required net worth of $6.7 million. (Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID). See note 16 to the consolidated financial statements included elsewhere herein.

Contractual Obligations

      MDNY is contractually obligated to make payments as follows:


                                          Payments Due by Period
                             --------------------------------------------------
Contractual Obligations       Total       1 Year      2-3 Years      4-5 Years
-----------------------       -----       ------      ---------      ---------
                                          (Amounts in thousands)

Operating leases             2,105,124     653,085       616,028       836,011
                             ---------     -------       -------       -------
Total                        2,105,124     653,085       616,028       836,011
                             =========     =======       =======       =======

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

      Our estimate of medical costs payable represents managements best estimate of the Company's liability for unpaid medical costs as of December 31, 2004, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the Company's liability for unpaid claims as of December 31, 2004; however, actual claims payments may differ from established estimates.

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

      A more detailed description of the significant accounting policies used by the Company in preparing its financial statements is included in Note 2 of the notes to the consolidated financial statements.

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

      Management believes that the amount of medical costs payable and Public Goods Payable are adequate to cover MDNY's ultimate liability for unpaid claims as of December 31, 2004; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% difference between our December 31, 2004 estimates of medical costs payable and actual costs payable, 2004 earnings from operations would increase or decrease by $204,000 and diluted net earnings per common share would increase or decrease by approximately $35 per share.

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

Off Balance Sheet Arrangements

      The company does not have any off balance sheet arrangements.

Recent Accounting Pronouncements

      See notes to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

      In the normal course of operations, MDNY is exposed to market risks arising from adverse changes in interest rates primarily through its borrowing activities and minimally through its short-term investments. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of December 31, 2004, MDNY's only borrowings were under two promissory notes from LIPH, LLC and CHNLI, in the original aggregate principal amount of $2.4 million, which accrue interest at the prime rate. At December 31, 2004, total principal and interest due LIPH, LLC and CHNLI was approximately $1.4 million and $2.0 million, respectively. A 100 basis point increase in interest rates, applied to MDNY's borrowings at December 31, 2004, would result in an increase in annual interest expense and a corresponding reduction in cash flow (were such interest to be paid) of approximately $24,000. The Company believes that MDNY's exposure to market risk relating to interest rate risk is not material.

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

See Audited Financial Statements commencing on page F1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

      Based on an evaluation by the Company's President and Chairman of the Board and its Chief Financial Officer as of the end of the period covered by this Annual Report, the Company's disclosure controls and procedures, (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), are effective.

Item 9B. Other Information.

Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      (a) Directors of the Company

      The required information is to be set forth in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders ("Proxy Statement") under the caption "Directors and Executive Officers," which information is hereby incorporated herein by this reference.

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

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

      (a)   List of Documents Filed as Part of this Report

      1. Financial Statements: Report of Independent Registered Public Accounting Firm; Consolidated Balance Sheets as of December 31, 2004 and 2003; Consolidated Statements of Operations and Accumulated deficit for the years ended December 31, 2004, 2003 and 2002; Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001; Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002; Notes to the Consolidated Financial Statements.

      2.    Schedules:

            Schedule II--Valuation and Qualifying Accounts

      3.    Exhibits


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

10.4 Section 1307 Loan Agreement between MDNY and LIPH, LLC dated July __, 1998 as amended (9)

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

10.9 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, for Point of Service Enrollees, January 1, 1999 Renewal (4)

10.10 Reconciliation Agreement dated as of May __, 2000 among MDNY, Island IPA, CHNLI and LIPH (4)

10.11 Agreement dated May 10, 1999 between MDNY and Catholic Health Services of Long Island, Inc. ("CHSLI") (5)

10.12       Agreement dated August 13, 1999 between MDNY and CHSLI (4)

10.13 Employment Agreement dated January 1, 2001 between MDNY and Paul T. Accardi(5)(8)

10.14       Employment Agreement dated January 1, 2001 between MDNY and Ronald
            R. Perrone(5)(8)

10.15 Recovery and Subordination Agreement dated July 12, 2001 and effective January 1, 2002 among MDNY, Island IPA and CHSLI (6)

10.16 Stock Purchase Agreement dated as of December 31, 2004 between Long Island Physician Holdings Corporation, MDNY Healthcare, Inc., and Catholic Healthcare Network of Long Island, Inc.(7)

21          Subsidiaries of Registrant (1)

31.1        Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
            (9)

31.2        Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
            (9)

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
            (9)

32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
            (9)

99          Registrants Proxy Statement for the 2005 Annual Meeting (9)


----------------------------------------------------------------------

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

(7) Filed as an Exhibit to the Company's Report on Form 8-K dated February 16, 2004 and incorporated herein by this reference.

(8)   This Exhibit is a management compensatory plan or arrangement.

(9)   Filed herewith.

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

Date: September 9, 2005


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                           Date
---------                       -----                           ----

/s/ Paul Kolker, M.D.           Chairman of the Board,        September 9, 2005
----------------------------    (Principal Executive Officer)
Paul Kolker, M.D.

/s/ Concetta Pryor              Chief Financial Officer       September 9, 2005
----------------------------    (Principal Financial and
Concetta Pryor                  Accounting Officer)


 /s/ Franco Gallo, M.D.         Director                      September 9, 2005
----------------------------
Franco Gallo, M.D.


 /s/ Robert A. Jason, M.D.      Director                      September 9, 2005
----------------------------
Robert A. Jason, M.D.


/s/ Gregory Kalmar, D.D.S.      Director                      September 9, 2005
----------------------------
Gregory Kalmar, D.D.S.


/s/ Amy Koreen, M.D.            Director                      September 9, 2005
----------------------------
Amy Koreen, M.D.


/s/ Rosario Romano, M.D.        Director                      September 9, 2005
----------------------------
Rosario Romano, M.D.


/s/ Gary Wohlberg, M.D.         Director                      September 9, 2005
----------------------------
Gary Wohlberg, M.D.

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

10.4 Section 1307 Loan Agreement between MDNY and LIPH, LLC dated July __, 1998, as amended (9)

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

10.9 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, for Point of Service Enrollees, January 1, 1999 Renewal (4)

10.10 Reconciliation Agreement dated as of May __, 2000 among MDNY, Island IPA, CHNLI and LIPH (4)

10.11 Agreement dated May 10, 1999 between MDNY and Catholic Health Services of Long Island, Inc. ("CHSLI") (5)

10.12       Agreement dated August 13, 1999 between MDNY and CHSLI (4)

10.13 Employment Agreement dated January 1, 2001 between MDNY and Paul T. Accardi(5)(8)

10.14       Employment Agreement dated January 1, 2001 between MDNY and Ronald
            R. Perrone(5)(8)

10.15 Recovery and Subordination Agreement dated July 12, 2001 and effective January 1, 2002 among MDNY, Island IPA and CHSLI (6)

10.16 Stock Purchase Agreement dated as of December 31, 2004 between Long Island Physician Holdings Corporation, MDNY Healthcare, Inc., and Catholic Healthcare Network of Long Island, Inc.(7)

21          Subsidiaries of Registrant (1)

31.1        Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
            (9)

31.2        Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
            (9)

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
            (9)

32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
            (9)

99          Registrants Proxy Statement for the 2005 Annual Meeting (9)


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

(7) Filed as an Exhibit to the Company's Report on Form 8-K dated February 16, 2004 and incorporated herein by this reference.

(8)   This Exhibit is a management compensatory plan or arrangement.

(9)   Filed herewith.

Long Island Physician
Holdings Corporation

Consolidated Financial Stateents
December 31, 2004 and 2003

Long Island Physician Holdings Corporation
Index
December 31, 2004 and 2003
--------------------------------------------------------------------------------

                                                                         Page(s)
Report of Independent Registered Public Accounting Firm.................     1
Consolidated Financial Statements
Consolidated Balance Sheets ...........................................      2
Consolidated Statements of Operations and Accumulated Deficit .........      3
Consolidated Statements of Comprehensive Income (Loss) ................      4
Consolidated Statements of Cash Flows .................................      5
Notes to Consolidated Financial Statements ............................   6-18
Schedule of Valuation and Qualifying Accounts..........................     19

             Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Long Island Physician Holdings Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Long Island Physician Holdings Corporation (the "Company") and its subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a substantial working capital deficit, has incurred cumulative losses since inception and has experienced a continued decline in enrollment. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/PRICEWATERHOUSECOOPERS LLP
New York, New York
July 13, 2005

Long Island Physician Holdings Corporation
Consolidated Balance Sheets
December 31, 2004 and 2003
--------------------------------------------------------------------------------

                                                                   2004              2003
Assets
Cash and cash equivalents                                      $  1,334,326      $  1,575,080
Premium receivables, net of allowances
  of approximately $1,495,000 in 2004 and $959,000 in 2003        6,705,130        12,544,775
Reinsurance recoverables                                            146,547           450,549
Payments in excess of capitation                                  1,750,000         2,074,163
Prepaid expenses and other current assets                         2,463,596         1,895,814
Due from Catholic Health Services of Long Island                         --         2,382,027
                                                               ------------      ------------
        Total current assets                                     12,399,599        20,922,408
Property, plant and equipment, net                                  303,061           272,134
Restricted cash and cash equivalents                              5,817,203         5,600,790
Payments in excess of capitation, net of current portion         16,710,928        17,953,057
Other assets                                                             --           618,625
                                                               ------------      ------------
          Total assets                                         $ 35,230,791      $ 45,367,014
                                                               ============      ============
Liabilities and Stockholders' Equity
Medical claims payable                                         $ 20,476,052      $ 26,914,532
Public goods payable                                              4,725,026         6,779,734
Unearned premium revenue                                          1,885,423         1,862,367
Accounts payable and accrued expenses                             2,546,476         2,933,560
Current portion of capital lease obligations                             --             1,479
                                                               ------------      ------------
          Total current liabilities                              29,632,977        38,491,672
Related party note payable and accrued interest                   3,450,673         3,346,059
                                                               ------------      ------------
          Total liabilities                                      33,083,650        41,837,731
                                                               ------------      ------------
Minority interest in MDNY Healthcare, Inc.                        1,209,364         1,682,934
                                                               ------------      ------------
Stockholders' equity
  Class A common stock, $.001 par value; 10,000 shares
   authorized, 1,798 issued and outstanding                               2                 2
  Class B common stock, $.001 par value; 25,000 shares
   authorized, 4,044 issued and outstanding                               4                 4
  Additional paid-in capital                                     11,478,536        11,478,536
  Accumulated deficit                                           (10,540,765)       (9,632,193)
                                                               ------------      ------------
          Total stockholders' equity                                937,777         1,846,349
                                                               ------------      ------------
          Total liabilities and stockholders' equity           $ 35,230,791      $ 45,367,014
                                                               ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Long Island Physician Holdings Corporation
Consolidated Statements of Operations and Accumulated Deficit
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

                                                          2004               2003               2002
Revenue
Premiums earned                                      $ 135,209,066      $ 153,275,616      $ 158,310,155
                                                     -------------      -------------      -------------
        Total revenue                                  135,209,066        153,275,616        158,310,155
                                                     -------------      -------------      -------------
Expenses
Medical services expense                               117,052,244        132,202,229        137,768,935
Commissions expense                                      5,255,153          6,244,726          6,731,587
General and administrative expenses                     14,359,353         13,527,932         15,540,781
Depreciation                                               104,815            161,770            337,718
                                                     -------------      -------------      -------------
        Total expenses                                 136,771,565        152,136,657        160,379,021
                                                     -------------      -------------      -------------
        Operating income (loss)                         (1,562,499)         1,138,959         (2,068,866)
Investment and other income                                156,458            394,409            675,923
                                                     -------------      -------------      -------------
        Income (loss) before income taxes
          and minority interest                         (1,406,041)         1,533,368         (1,392,943)
Provision for income (taxes) benefit                        23,898            (87,737)           (46,725)
Minority interest in (income) loss of subsidiary           473,571           (435,619)           475,090
                                                     -------------      -------------      -------------
        Net income (loss)                                 (908,572)         1,010,012           (964,578)

Accumulated deficit
Beginning of year                                       (9,632,193)       (10,642,205)        (9,677,627)
                                                     -------------      -------------      -------------
End of year                                          $ (10,540,765)     $  (9,632,193)     $ (10,642,205)
                                                     =============      =============      =============

Basic and diluted income (loss) per share            $        (156)      $        173      $        (165)
Basic and diluted weighted average shares                    5,842              5,842              5,842

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Long Island Physician Holdings Corporation
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

                                       2004           2003            2002

Net (loss) income                  $ (908,572)     $1,010,012     $ (964,578)
                                   ----------      ----------     ----------
    Comprehensive income (loss)    $ (908,572)     $1,010,012     $ (964,578)
                                   ==========      ==========     ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

Long Island Physician Holdings Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

                                                                    2004             2003             2002
Cash flows from operating activities
Net income (loss)                                               $  (908,572)     $ 1,010,012      $  (964,578)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation                                                        104,813          161,770          337,718
Write-off of stabilization pool receivables                         618,625               --               --
Minority interest in income (loss) of subsidiary                   (473,571)         435,619         (475,090)
Changes in operating assets and liabilities:
Premium receivables, net                                          5,839,645       (3,845,437)       1,309,179
Reinsurance recoverables                                            304,002          184,871          420,058
Payments in excess of capitation                                  1,566,292        2,187,889               --
Prepaid expenses and other current assets                          (567,781)         690,967         (954,269)
Due from Catholic Health Services of Long Island                  2,382,027               --               --
Medical claims payable                                           (6,438,480)      (2,052,489)      (1,305,311)
Public goods payable                                             (2,054,708)       1,412,584        2,712,535
Unearned premium revenue                                             23,056          (92,813)       1,239,902
Accounts payable and accrued expenses                              (387,084)         686,908       (1,428,699)
Accrued interest payable                                            104,614           98,909               --
                                                                -----------      -----------      -----------
Net cash provided by operating activities                           112,878          878,790          891,445
                                                                -----------      -----------      -----------
Cash flows from investing activities
Purchase of property, plant, and equipment                         (135,740)         (41,659)         (39,592)
Decrease (increase) in restricted cash and cash equivalents        (216,413)          56,345       (2,059,510)
                                                                -----------      -----------      -----------
Net cash provided by (used in) investing activities                (352,153)          14,686       (2,099,102)
                                                                -----------      -----------      -----------
Cash flows from financing activities
Payments on capital lease obligations                                (1,479)         (12,845)         (55,984)
                                                                -----------      -----------      -----------
Net cash used in financing activities                                (1,479)         (12,845)         (55,984)
                                                                -----------      -----------      -----------
Increase (decrease) in cash and cash equivalents                   (240,754)         880,631       (1,263,641)
Cash and cash equivalents
Beginning of year                                                 1,575,080          694,449        1,958,090
                                                                -----------      -----------      -----------
End of year                                                     $ 1,334,326      $ 1,575,080      $   694,449
                                                                ===========      ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

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

      The majority of healthcare services are provided by Catholic Health Services of Long Island ("CHSLI"), an affiliate of CHNLI, and physicians who are members of affiliated independent practice associations ("IPAs"). Island Professional Association IPA, Inc. ("Island IPA") is the primary affiliated IPA, and is owned by Long Island Physician Holdings, LLC ("LIPH, LLC"). Island IPA participating providers who hold membership interests in LIPH, LLC also own shares in LIPH, Corp (see note 8).

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

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are amounts on deposit at one financial institution in excess of $100,000, which is the maximum insured by the Federal Deposit Insurance Company. Management believes that the institutions are viable entities and no risk of loss exists. The Company routinely invests its restricted funds in money market accounts. These funds generally invest in highly liquid securities.

      Medical Services Expense

      Medical services expense, as recorded in the consolidated statements of operations and accumulated deficit, includes the cost of inpatient hospitalization and outpatient medical services provided or contracted for and are accrued in the period they are incurred. The costs of claims incurred but not reported are estimated based on historical data, current enrollment statistics, patient census data and other information. Such estimates and the resulting reserves are continually reviewed and updated, and any adjustments resulting therefrom are reflected in earnings currently. Amounts owed to Island IPA participating providers, CHS hospitals and all other providers of medical services are recorded as medical claims payable in the consolidated balance sheets. Medical services expense relating to CHS and Island IPA were approximately $55 million, $64 million and $81 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

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

      As of December 31, 2004 and 2003, the Company's net operating income
      (loss) for tax purposes differs from the income (loss) for financial reporting purposes primarily as a result of the timing of bad debt write-offs, accrued interest and depreciation expense. The Company has recorded a full valuation allowance against the potential future benefit of such net deferred tax assets to the amount expected to be realized.

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

      Segment Reporting

      The Company currently operates in one reportable business segment. All of the Company's services are provided within the United States, and all of the Company's assets are located within the United States of America.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

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

      The Company has chosen to adopt only the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company's stock option plan is described in note 17.

      Recent Accounting Pronouncements

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2004), Share-Based Payment (FAS No. 123(R)), which amends FASB Statement Nos. 13 and 95. FAS No.123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in FAS No. 123 (R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Consolidated Statements of Cash Flows. FAS No. 123 (R) will be effective for the third quarter of 2005. All options outstanding at December 31, 2004 expired July 1, 2005 and no additional options were issued.

3.    Going Concern

      The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a substantial working capital deficit, has incurred cumulative losses since inception, and has experienced a continued decline in enrollment. Furthermore, the Company has utilized substantially all of the cash raised in its initial equity infusion in funding its operations and currently does not meet its New York State contingent reserve funding requirement. Also, CHSLI and the Diocese of Rockville Centre notified the company that they will not renew their current subscriber contracts with MDNY upon expiration thereof effective January 1, 2006 and 2005 respectively.

      The Company is in the process of negotiating certain transactions and has implemented certain plans in order to provide liquidity to the Company and achieve profitability. A summary of these transactions and plans is as follows:

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

      o Effective January 1, 2005, the New York State Insurance Department approved additional premium rate increases.

      o Management has initiated efforts to reduce operating and medical expenses primarily relating to staffing reductions and renegotiation of provider contracts.

      o Applying for an Article 42 (accident and health company) license to allow MDNY to develop new products and benefit plan designs and match increased cost sharing provisions that certain of MDNY's competitors have marketed to their customers.

      o Achieving administrative efficiencies by, among other things, increased use of automation and electronic transmission.

      o Expanding into other markets to increase name recognition and promote enrollment growth.

      o     Seeking investment from third parties.

      While management believes that implementation of its plans to achieve profitability will provide them with the ability to continue as a going concern, there is no assurance that such actions will achieve positive results from operations or adequate working capital and equity.

4.    Recovery and Subordination Agreement

      In 2000 and prior years, the Company had various risk-sharing participation arrangements with affiliated IPAs in which the Company was obligated to pay the IPAs a percentage of commercial and Medicare premiums, net of provision for uncollectible accounts and commission expenses ("Capitated Arrangement"). These related IPAs were responsible for all healthcare service reimbursements to its members and other non-member third-party providers with whom the Company had contracted.

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

      The Company recognized an initial receivable of approximately $23.2 million, which represented actual claims paid in 2001 to Island IPA participating providers with dates of service prior to January 1, 2001. Subsequent to the initial recognition, the receivable has been adjusted for

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

      additional claims paid after 2001, and reduced by a 5% withhold of payments as stipulated in the Recovery and Subordination Agreement. The net amount due from Island IPA, which is classified in the balance sheet as payments in excess of capitation, was approximately $18.5 million and $20.0 million as of December 31, 2004 and 2003, respectively.

      In accordance with the Recovery and Subordination Agreement:

      o Island IPA for itself and on behalf of each of its participating physicians and CHS and its hospital affiliates (collectively the "Subordinating Parties") agree to subordinate their rights to payment of outstanding claims, including claims incurred but not reported ("IBNR"), owed by MDNY to all other creditors in the event of MDNY's insolvency. The aggregate amounts owed to these Subordinating Parties in the form of medical claims payable as of December 31, 2004 and 2003 were approximately $14 million and $20 million, respectively.

      o Effective January 1, 2002, Island IPA began retaining a non-distributable withhold in the amount of 5% of payments to participating providers and has remitted the entire amount of the withhold to the Company. During 2004 and 2003, the amount remitted to the Company reduced the payments in excess of capitation receivable by approximately $1.5 million and $2.2 million, respectively.

      o Also effective January 1, 2002, the Company is obligated to make payment to Island IPA for unrestricted access to its network of participating providers in amount equal to $1.50 per member per month ("network access fee"). The amounts owed by the Company to Island IPA for the network access fee were to be used to reduce the payments in excess of capitation. However, because
            MDNY reported a loss, continues to be deficient in meeting its required contingent reserves, and continues to fund the IPA's administrative costs, Island IPA agreed to waive the network access fee for years 2004 and prior.

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

      The Company had a negative working capital of approximately $17.2 million and $17.5 million at December 31, 2004 and 2003, respectively. In accordance with the Recovery and Subordination Agreement, if MDNY admits its inability to pay its debts at any point in time, Island IPA's participating providers and CHSLI have agreed to the subordination of the portion of outstanding medical claim obligations they are owed, up to the amount these providers owe as payments in excess of capitation (see note
      4). This amount of potential subordination was approximately $14 million and $20 million as of December 31, 2004 and 2003, respectively.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

5.    NYSID Reserve Requirements

      As a condition of continued licensure by NYSID, the Company must maintain certain reserve requirements to protect its subscribers in the event the Company is unable to meet its obligations.

      Escrow Deposit Reserve Requirement

      In accordance with the NYSID regulations, the Company is required to maintain certain amounts on deposit in an escrow account for the protection of enrollees, equal to 5% of projected medical expenditures of the following year or $100,000, whichever is greater. The Company had approximately $5,817,000 and $5,601,000 of money market funds on deposit in escrow as of December 31, 2004 and 2003, respectively. These funds are included in the consolidated balance sheets as restricted cash and cash equivalents. The Company met the escrow deposit requirement of $5.1 million at December 31, 2004, calculated as 5% of an approximate $102 million in projected medical expenditures for 2005.

      Contingent Reserve Requirement

      The Company is required to maintain a contingent reserve fund which should be increased in an amount equal to 1% of net premium revenue at year end but not to exceed 5% ( 7% if out of network coverage is written by the company other than Direct Point Of Service of net premium revenue reported for the year). This contingent reserve requirement shall be deemed to have been met if the statutory net worth of the Company equals or exceeds the contingent reserve requirement. According to New York Codes of Rules and Regulations, if the contingent reserve fund is less than the escrow deposit account, the escrow deposit account may be used to offset the contingent reserve fund.

      The Company received approval from the NYSID in November 2004, to report the contingent reserve at 5% of the 2003 net premium written as the Company does sell out of network benefit plans other than Direct Point Of Service. As such, the Company continues to report its contingent reserve at 5% of net Premiums for the year ended December 31, 2004.

      At December 31, 2004, the contingent reserve fund requirement was greater than the escrow deposit account. As statutory net assets of the Company were $5.4 million, the Company did not meet the contingent reserve fund requirement of $6.7 million at December 31, 2004.

6.    Concentration of Credit Risk

      The mix of receivables from related parties and others at December 31, 2004 and 2003, are as follows:

                                                    2004          2003

Related parties                                        41%          50%
Other                                                  59           50
                                                 --------     --------
                                                      100%         100%
                                                 ========     ========

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

7.    Related Parties

      The Company had the following material transactions with related parties:

      Catholic Health Services of Long Island ("CHSLI") and the Diocese of Rockville Centre ("Diocese")

      The Company also provides health care services for employees of CHSLI and its affiliated entity, the Diocese. The premiums from these services are included in premiums earned in the consolidated statements of operations and accumulated deficit, and outstanding receivables for these services are part of premiums receivable in the consolidated balance sheets. CHSLI and Diocese premiums represented approximately 28% of total premiums earned by the Company during 2004 and 27% and 30% during 2003 and 2002, respectively. In addition, CHSLI premium receivables outstanding as of December 31, 2004, 2003 and 2002 were approximately $3.3 million, $6.5 million and $3.0 million, respectively. There were no outstanding premium receivables due from the Diocese at December 31, 2004 and 2003.

      MDNY is subject to the New York Women's Health and Wellness Act, which, as of January 1, 2003, obligates MDNY to provide contraceptive drugs and devices to its members, in conflict with the ethical policies of the Diocese to which CHNLI and CHSLI are subject. In light of this conflict, the Diocese withdrew its membership as of January 1, 2005 and CHNLI entered into stock purchase agreements with MDNY and LIPH, Inc. to effectuate CHNLI's desire to withdraw as a MDNY shareholder (see note #17). CHSLI notified MDNY that they will not renew their current subscriber contract effective January 1, 2006.

8.    Reinsurance

      The Company entered into a stop-loss insurance agreement with an insurance company to limit its losses on individual claims. In 2004, 2003 and 2002, under the terms of this agreement, a portion of paid claims in excess of $100,000 for hospital services were reimbursed to the Company.

      Reinsurance premiums of approximately $352,000 in 2004, $528,000 in 2003 and $948,000 in 2002 are included in medical services expense on the consolidated statements of operations and accumulated deficit. Any reinsurance recoveries are also included in medical services expense.

      Reinsurance recoverables at December 31, 2004 and 2003 were approximately $146,000 and $451,000, respectively, of which $146,000 and $289,000 were related to the years ended December 31, 2004 and 2003, respectively.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

9.    Property, Plant and Equipment

      The major components of property, plant and equipment as of December 31, 2004 and 2003 are as follows:

                                                     2004           2003

      Equipment                                  $  337,050     $  337,050
      Furniture and fixtures                        536,917        535,197
      Leasehold improvements                        484,207        484,207
      Computer equipment and software             2,808,135      2,674,115
                                                 ----------     ----------
                                                  4,166,309      4,030,569
      Less accumulated depreciation               3,863,248      3,758,435
                                                 ----------     ----------
           Property, plant and equipment, net    $  303,061     $  272,134
                                                 ==========     ==========

10.   Related Party Notes Payable

      During 1998, with the approval of the NYSID, the Company obtained a loan from LIPH, LLC. The outstanding balance, including accrued interest, was approximately $1,406,000 and $1,363,000 at December 31, 2004 and 2003,
      respectively. Interest on this amount accrues at the prime rate (5.25% at December 31, 2004) and is payable quarterly commencing October 1, 1998. The entire principal balance plus any accrued interest was originally due on July 1, 1999, but is subject to prior approval by the NYSID.

      In April 1999, the Company and LIPH, LLC amended the note agreement to provide LIPH, LLC with the unilateral right to convert the note to an equity investment in MDNY. In August 1999, MDNY's Board authorized the conversion of the outstanding balance of the LIPH, LLC note to shares of common stock in MDNY. The outstanding balance has not yet been converted, nor have additional shares been issued, as the Company has not yet received approval from the NYSID. Interest expense for the year ended December 31, 2004 was $43,000.

      During 1997, with the approval of the NYSID, the Company obtained a loan from CHS. The outstanding balance, including accrued interest, was approximately $2,044,000 and $1,983,000 at December 31, 2004 and 2003,
      respectively. Interest on this amount accrues at the prime rate (5.25% at December 31, 2004) and is payable quarterly commencing April 1, 1998. The entire principal balance under the note plus any accrued interest is due in full upon approval by the NYSID. Interest expense for the year ended December 31, 2004 was $61,000.

      Repayment of the principal and payment of accrued interest on the note shall be made only out of the free and divisible surplus of the Company and all amounts to be paid or repaid are subject to the prior approval of the NYSID.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

11.   Medical Claims Payable

                                                        Years Ended
                                                        December 31,
                                             ---------------------------------
                                                  2004                2003

      Balance at January 1                   $  26,914,532       $  28,967,021
      Incurred related to
       Current year                            112,638,503         127,083,497
       Prior years                                 (32,090)           (838,973)
                                             -------------       -------------
             Total incurred                    112,606,413         126,244,524
                                             -------------       -------------
      Paid related to
       Current year                             90,384,257          98,833,772
       Prior years                              26,589,559          27,613,218
       Withhold paid                             2,071,077           1,850,023
                                             -------------       -------------
             Total paid                        119,044,893         128,297,013
                                             -------------       -------------
      Balance at December 31                 $  20,476,052       $  26,914,532
                                             =============       =============


      The Company recognizes changes in accounting estimates for claims incurred but unpaid as more experience is acquired or as additional information is obtained. During 2004 and 2003, adjustments to prior year estimates resulted in an increase to gain from operations of $32,090 and $838,973, respectively.

12.   Commitments and Contingencies

      Public Goods Pool

      The Company makes payments to New York State funding pools to finance hospital bad debt and charity care ("BDCC"), graduate medical education ("GME") and other state programs under the Health Care Reform Act of 1996 ("HCRA"). Outstanding liabilities related to the pools are included within public goods payable on the consolidated balance sheets. Expenses related to these pools were approximately $4.7 million, $4.4 million and $4.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, and are included within medical services expense on the consolidated statements of operations.

      Other Programs

      Under HCRA, New York State provides a limited amount of stop loss insurance funding to cover 90% of certain paid claims for specified New York Mandated Plans and for the Healthy New York Plan. The Company has recorded a receivable of approximately $1,457,000 and $883,000 at December 31, 2004 and 2003, respectively, which is included in prepaid expenses and other current assets on the consolidated balance sheets. Additionally, New York State imposes assessments that are used to fund the state health and insurance departments and other state initiatives.

      Stabilization Pools [Regulation 146]

      Insurers who participate in the small group and individual insurance market in New York are required to contribute certain amounts to the New York Stabilization Pools, while others receive certain amounts from the New York Stabilization Pools, based upon the criteria outlined in the applicable regulations. These pools are designed to spread claims risk between insurers who participate in this market. For the years ended December 31, 1999 and prior, two separate pools

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

      were in operation; one determined by demographic data and the other determined by the incidence of certain specified medical conditions. For years subsequent to 1999, a single pool operates based on the experience of each insurer with respect to specified medical conditions. Although there are no liabilities due under the pools for the year ended 1999-2004 (see Note 16), the NYSID will continue to evaluate potential pool liabilities for years subsequent to 2004.

      Lease Commitments

      Future minimum rental expense commitments to be paid under operating leases, for office space and other facilities, are as follows for each of the next five years and in aggregate:

      Year                                                        Amount

      2005                                                      $  653,085
      2006                                                         616,028
      2007                                                         624,025
      2008                                                         211,986
                                                                ----------
                                                                $2,105,124
                                                                ==========

      Litigation

      The Company is involved in litigation arising in the course of business. Management estimates that these matters will be resolved without material adverse effect on the Company's future financial position or results from operations.

13.   Income Taxes

      The components of the income tax (benefit) expense are as follows:

                                           2004        2003      2002
      Current
      Federal                           $(28,821)    $ 21,522   $    --
      State                                4,923       66,215    46,725
                                        --------     --------   -------
           Total                        $(23,898)    $ 87,737   $46,725
                                        ========     ========   =======

      The differences between the provision for federal income taxes and the expected income taxes computed using statutory income tax rates are as follows:


                                                        2004           2003           2002
Federal income tax expense at statutory rate       $(478,052)     $ 478,650      $(473,600)
State income taxes, net of federal tax benefit        (3,200)        43,702         30,839
Change in valuation allowance                        594,049       (612,270)       553,186
Permanent differences                                 13,246         82,643         52,982
Other                                               (156,341)        95,012       (116,682)
                                                   ---------      ---------      ---------
Total income tax benefit expense                   $ (23,898)     $  87,737      $  46,725
                                                   =========      =========      =========

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

      Significant components of the Company's deferred tax liabilities and assets as of December 31, were as follows:

                                    2004             2003             2002

Defered tax assets
Fixed assets                 $   (58,658)     $    10,165      $    60,401
Receivables                      597,490          383,305          384,021
Accrued interest                 419,847          378,043          338,519
Net operating losses           3,870,565        2,916,189        3,535,797
Tax credit carry forward         117,505          117,182               --
Other                              4,695           15,954          114,370
Valuation allowance           (4,951,444)      (3,820,838)      (4,443,108)
                             -----------      -----------      -----------
Net deferred tax asset       $        --      $        --      $        --
                             ===========      ===========      ===========

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. As of December 31, 2004, 2003, and 2002, the Company has determined that it is more likely than not that the future tax benefit of the deferred tax assets will not be realized. As such, a valuation allowance has been recorded against the full value of the net deferred tax asset.

      The company does not file consolidated tax returns with MDNY, therefore, as of December 31, 2004, 2003, and 2002, the Company has a net operating loss carryforward for federal income tax purposes of $1.5 million, $1.3 million, and $1.2 million respectively. At December 31, 2004, 2003, and 2002, the Company's net operating loss carryforward for state purposes was $1.2 million, $.9 million, and $.8 million respectively.

      As of December 31, 2004, 2003, and 2002, MDNY has a net operating loss Carry forward for Federal income tax purposes of approximately $8.5 million, $7.5 million, and $8.9 million respectively, which will begin to expire in 2011. At December 31, 2004, 2003 and 2002, MDNY's net operating loss carry forward for state purposes was approximately $8.3 million, $7.3 million and $8.7million respectively.

14.   Stockholders' Equity

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

      During 1996, the Company issued 39 Class A shares and 63 Class B shares for $204,000. The Company reserved for issuance upon exercise of "non-qualified" stock options that number of shares of Class B common stock equal to no more than fifteen (15%) of the total number of shares currently outstanding. The Company has issued to certain organizers 1,041 options to purchase shares of Class B common stock at $2,000 per share, exercisable at any time after July 1, 1998. The options are non-transferable and expired on July 1, 2005.

      In June 2004, the company, offered certain non-physicians the opportunity to exchange one share of Class B stock for one share of Class A voting stock. As a result f the exchange, at December 31, 2004 there were 1798 shares of Class A common stock and 4,044 shares of Class B common stock outstanding.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

15.   MDNY Healthcare, Inc.

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

16.   Basic and Diluted Income (Loss) Per Share

      Basic and diluted income (loss) per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At December 31, 2004 and 2003, the Company had outstanding stock options to purchase 1,041 shares of Class B common stock that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

17.   Subsequent Events

      Stock Purchase Agreement

      MDNY, LIPH, Inc. and CHNLI entered into a Stock Purchase Agreement dated December 31, 2004. Pursuant to the Stock Purchase Agreement, LIPH will purchase from CHNLI all shares of Class B common stock of MDNY owned by CHNLI for a payment of $10. CHNLI will contribute to the capital of MDNY, and for cancellation, the Subordinated Note, together with accrued interest, dated December 18, 1997 (see Note 10). Upon the closing of such purchase, LIPH will be the sole stockholder of MDNY.

      Additional consideration, defined as a percentage of proceeds, will be given to CHNLI in the event the Company is sold prior to December 31, 2008. Certain conditions to closing are in the process of being completed which include approval from certain regulatory authorities including the NYSID, (which was granted to MDNY in March 2005), the New York Department of Health, (which was granted in August 2005) the Attorney General of the State of New York and the Supreme Court of the State of New York.

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


      Stabilization Pools

      On July 13, 2005, MDNY was notified by the NYSID that there will be no liabilities imposed on the Company for payments to the SMC pools established under Regulation 146 for years 1999 through 2004. In addition, any monies previously due the Company for years prior to 1999 will not be paid to the Company. As of December 31, 2004, $618,625 of receivables due from the stabilization pools for years 1999 and 1998 were written off and included in medical expenses.

      Schedule of Valuation and Qualifying Accounts

                                                                 Provision
                                                               for Doubtful
                                                 Balance at    Accounts and                        Balance at
                                                  Beginning       Billing                             End
                 Description                      of Period     Adjustments       Deductions       of Period
      Year ended December 31, 2004
      Allowance for doubtful accounts and
       billing adjustments                      $  959,226       $3,653,405       $3,117,404       $1,495,227

      Year ended December 31, 2003
      Allowance for doubtful accounts and
       billing adjustments                         961,019        3,743,879        3,745,672          959,226

      Year ended December 31, 2002
      Allowance for doubtful accounts
       and billing adjustments                   1,549,253        1,937,953        2,526,187          961,019

                            SCHEDULE 14A INFORMATION

Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934
                                (Amendment No. )

Filed by the Registrant [X]

Filed by a Party other than the Registrant [ ]

Check the appropriate box:

[ ]    Preliminary Proxy Statement
[ ] Confidential, for Use of the Commission Only (as permitted by Rule 14a-6(e)(2))
[X]    Definitive Proxy Statement
[ ]    Definitive Additional Materials
[ ]    Soliciting Material Pursuant to Section 240.14a-12

                   LONG ISLAND PHYSICIAN HOLDINGS CORPORATION
                (Name of Registrant as Specified in Its Charter)


--------------------------------------------------------------------------------
    (Name of Person(s) Filing Proxy Statement, if other than the Registrant)

Payment of Filing Fee (Check the appropriate box):

[ ] No fee required.
[ ] Fee computed on table below per Exchange Rules 14a-6(i)(4) and 0-11.

    1) Title of each class of securities to which transaction applies:

       -------------------------------------------------------------------------

    2) Aggregate number of securities to which transaction applies:

       -------------------------------------------------------------------------

    3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (Set forth the amount on which the filing fee is calculated and state how it was determined):

       -------------------------------------------------------------------------

    4) Proposed maximum aggregate value of transaction:
                                                       -------------------------

    5) Total fee paid:
                      ----------------------------------------------------------

[ ] Fee paid previously with preliminary materials.

[ ] Check box if any part of the fee is offset as provided by Exchange Act
    Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

    1)Amount Previously Paid:
                             ---------------------------------------------------

    2)Form, Schedule or Registration Statement No.:
                                                   -----------------------------

    3)Filing Party:
                   -------------------------------------------------------------

    4)Date Filed:
                 ---------------------------------------------------------------

                   LONG ISLAND PHYSICIAN HOLDINGS CORPORATION

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

                         To be Held on November 1, 2005

Dear Fellow Shareholder:

         The Annual Meeting of the Shareholders of Long Island Physician Holdings Corporation, a New York corporation (the "Company"), will be held at the Huntington Hilton Hotel, 598 Broadhollow Road, Melville, New York 11747, on November, , 2005, at 6:00 p.m. (the "Meeting"), for the following purposes, as more fully described in the accompanying Proxy Statement:

         1.    To elect four Class A directors.

         2. To ratify the appointment of PricewaterhouseCoopers LLP as the Company's auditors for the 2005 fiscal year.

         3. To transact such other business as may properly come before the Meeting or any adjournments thereof.

         Only shareholders of record at the close of business on September 20, 2005 are entitled to notice and to vote at the Meeting or any adjournment thereof.

         We hope that all shareholders who can conveniently do so will attend the Meeting. Shareholders who do not expect to be able to attend the Meeting are requested to fill in, date and sign the enclosed proxy and promptly return the same in the stamped, self-addressed envelope enclosed for your convenience. Shareholders who are present at the Meeting may withdraw their proxies and vote in person, if they so desire.

             THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" ELECTION
                 OF EACH OF ITS NOMINEES FOR DIRECTOR AND "FOR"
            APPROVAL OF EACH OF THE OTHER PROPOSALS DESCRIBED ABOVE.

September 23, 2005                    By Order of the Board of Directors,

                                      Paul Kolker, M.D, President

IT IS IMPORTANT THAT YOUR SHARES BE REPRESENTED AT THE MEETING WHETHER OR NOT YOU ARE PERSONALLY ABLE TO ATTEND. YOU ARE URGED TO COMPLETE, SIGN AND MAIL THE ENCLOSED PROXY CARD AS SOON AS POSSIBLE.

                   LONG ISLAND PHYSICIAN HOLDINGS CORPORATION

                            One Huntington Quadrangle
                            Melville, New York 11747

                         -------------------------------
                                 PROXY STATEMENT
                         -------------------------------

                       For Annual Meeting of Shareholders
                         To Be Held on November 1, 2005

Information Concerning the Solicitation

         This Proxy Statement is furnished to the holders of Class A Common Stock, par value $.001 (the "Class A Stock"), the only class of voting stock of Long Island Physician Holdings Corporation, a New York corporation (the "Company"), in connection with the solicitation of proxies on behalf of the Board of Directors of the Company for use at the Annual Meeting of Shareholders of the Company to be held at 6:00 p.m., Tuesday, November 1, 2005 at the Huntington Hilton Hotel, 598 Broadhollow Road, Melville, New York, and at any adjournment thereof (the "Meeting"), pursuant to the accompanying Notice of Annual Meeting of Shareholders.

         This Proxy Statement and the form of Proxy were first mailed to the shareholders on or about September 23, 2005. Only shareholders of record at the close of business on September 20, 2005 (the "Record Date") are entitled to notice of the Meeting and only holders of record of the Class A Stock on that date are entitled to vote at the Meeting. The outstanding voting securities of the Company on the Record Date consisted of 1,798 shares of Class A Stock.

         On all matters requiring a vote by holders of the Class A Stock, each share of Class A Stock entitles the holder of record to one vote. The holders of a majority of the outstanding shares of Class A Stock, present in person or by proxy, will constitute a quorum. Directors shall be elected by a plurality of the votes cast at the Meeting.

         The Company's Class A Stock is not listed on any exchange, quoted on any market or otherwise publicly traded and is subject to certain restrictions on ownership and transfer pursuant to the Company's By-laws.

HOLDERS OF CLASS A STOCK MUST VOTE THEIR SHARES ON THE ENCLOSED PROXY CARD.

                                VOTING OF PROXIES

         Shares represented by Proxies, in the accompanying form of Proxy Cards, which are properly executed, duly returned and not revoked, will be voted in accordance with the instructions contained therein. If no specification is indicated on the Proxy, the shares represented thereby will, unless otherwise directed by the shareholder, be voted (i) for the election as Class A directors of the four persons who have been nominated by the Board of Directors; (ii) for approval of PriceWaterhouseCoopers LLP as the Company's auditors for the 2005 fiscal year; and (iii) on any other matter that may properly be brought before the Meeting in accordance with the judgment of the person or persons voting the Proxy. The execution of a Proxy will not affect a shareholder's right to attend the Meeting and vote in person.

         Under the rules of the Securities and Exchange Commission, boxes and a designated blank space are provided on the form of proxy for stockholders to mark if they wish to vote in favor of or withhold authority to vote for one or more of the Company's nominees for director. New York law and the Company's By-laws require the presence of a quorum for the Meeting, defined as the presence of stockholders entitled to cast at least a majority of the votes that all stockholders are entitled to cast at the Meeting. Votes withheld from director nominees and abstentions will be counted in determining whether a quorum has been reached.

         Assuming a quorum has been reached, a determination must be made as to the results of the vote on each matter submitted for stockholder approval. Director nominees must receive a plurality of the votes cast at the Meeting, which means that a vote withheld from a particular nominee or nominees will not affect the outcome of the election of directors.

         Any Proxy executed and returned by a shareholder may be revoked at any time thereafter if written notice of revocation is given to the Secretary of the Company prior to the vote to be taken at the Meeting, or by execution of a subsequent Proxy which is presented at the Meeting, or if the shareholder attends the Meeting and votes by ballot, except as to any matter or matters upon which a vote shall have been cast pursuant to the authority conferred by such Proxy prior to such revocation.

         The cost of solicitation of the Proxies being solicited on behalf of the Board of Directors will be borne by the Company. In addition to use of the mails, proxy solicitation may be made by telephone, telecopy, electronic mail and personal interview by officers, directors and employees of the Company. The Company will bear all costs in connection with the solicitation by the Board of Directors of proxies of the Meeting. Officers and employees of the Company who solicit Proxies will receive no extra compensation for such solicitation.

                                   Proposal 1

                              ELECTION OF DIRECTORS

         The Company's By-laws provide for a staggered term Board of Directors by the classification of the Board of Directors into three classes of four directors each (Class A, Class B and Class C). In August 2001, the Company's By-laws were amended to, among other things, reduce the number of directors from 40 to 12, appoint 12 continuing directors to serve as Class A, Class B and Class C directors for an initial term expiring on the 2002, 2003 and 2004 Annual Meetings, respectively, and provide that, upon the expiration of the initial term of each Class of directors, such Class would have a term of three years, or until a Director's successor shall be duly elected and qualified. The Company failed to hold an Annual Meeting in 2002 and 2003 and failed to obtain a quorum at the Annual Meeting in 2004. The initial term (and three year extension through the 2005 Annual Meeting) of the Class A directors has expired.

         The nominees for Class A directors have been nominated to remain in office until their term expires at the 2008 Annual Meeting of shareholders, and until their successors have been elected and qualified. Proxies will not be voted for a greater number of persons than the number of nominees named below.

         The nominees listed below are all currently directors of the Company. The Board is not aware of any reason why any nominee may be unable to serve as a director. If any nominee is unable to serve, the shares represented by all valid Proxies will be voted for the election of such other person as the Board may recommend.

         Unless otherwise specified, all Proxies received will be voted in favor of the election of the persons named below as directors of the Company, to serve until the expiration of the terms for which they are elected and until their successors shall be duly elected and qualified. Management has no reason to believe that any of the nominees will be unable or unwilling to serve as a director, if elected. Should any of the nominees not remain a candidate for election at the date of the Meeting, the Proxies will be voted in favor of those nominees who remain candidates and may be voted for substitute nominees selected by the Board of Directors.

         The names of the nominees and certain information received from them are set forth in the following table, including their principal occupations, for at least the last five years, and the names of any other companies whose securities are publicly held and of which they presently serve as directors.

 THE BOARD OF DIRECTORS DEEMS THE ELECTION OF EACH OF THE BOARD'S NOMINEES TO BE
          IN THE BEST INTERESTS OF THE COMPANY AND ITS SHAREHOLDERS AND
              RECOMMENDS A VOTE "FOR" THE ELECTION OF EACH NOMINEE

                        DIRECTORS AND EXECUTIVE OFFICERS

Information Relating to Nominees for Election as Class A Directors

         Information relating to the nominees for election as Class A directors with a term expiring upon the 2008 Annual Meeting is set forth below:

         WILLIAM BRENNAN, D.C., 54, conducts a family chiropractic practice in Seaford, New York, a practice he has conducted for 21 years. Dr. Brennan is also a partner in Preferred Chiropractic, IPA, LLC and Alternative Care Solutions, IPA, LLC. Dr. Brennan has been President of both those companies and Chairman of the Chiropractic Network of MDNY. Dr. Brennan has been a director of the Company since April 1995.

         ROBERT A. JASON, M.D., 46, conducts a medical practice in gynecology in Great Neck, New York, a practice he has conducted since 1986. Dr. Jason has been a director of the Company since April 1995.

         ROBERT SARNATARO, M.D., 50, conducts a medical practice in internal medicine in Flushing, New York, a practice he has conducted since 1985. Dr. Sarnataro has been a director of the Company since April 1995.

         GARY WOHLBERG, M.D., 49, conducts a medical practice in pulmonology in Bay Shore, New York, a practice he has conducted since 1986. Dr. Wohlberg has been a director of the Company since its inception.

Information Relating to Class B Directors

         Information relating to the Class B directors with a term expiring upon the 2006 Annual Meeting is set forth below:

         GREGORY KALMAR, D.D.S., 57, conducts a practice in family and cosmetic dentistry in Huntington, New York, a practice he has conducted since 1974. From 1982, Dr. Kalmar has also been an attending dentist at Nassau County Medical Center, East Meadow, New York. Dr. Kalmar has been a director of the Company since August 1996.

         AMY KOREEN, M.D., 42, conducts a medical practice in psychiatry in Huntington, New York, a practice she has conducted since 1994. Prior to that time, Dr. Koreen completed a fellowship in biological psychiatry and neuropsychopharmacology at Long Island Jewish Medical Center. Dr. Koreen has been a director of the Company since its inception and Secretary since December 2001.

         RONALD R. PERRONE, M.D., 56, conducts a medical practice in anesthesiology in Melville, New York, a practice he has conducted since 1989. Dr. Perrone has been Chief Medical Officer of MDNY since 1999 and was Medical Director of MDNY from 1995 until 1999. Dr. Perrone has been a director of the Company since its inception.

         MICHAEL POLCINO, M.D. 56, has been a board certified Ob/Gyn primary care physician since 1984. Dr. Polcino has served as chairman of MDNY's Credentialing Committee and as an expert consultant to MDNY. Dr. Polcino is a clinical assistant professor at New York College of Osteopathic Medicine. Dr. Polcino received his medical degree from SUNY, Downstate Medical Center in 1977.

Information Relating to Class C Directors

         Information relating to Class C directors with a term expiring upon the 2007 Annual Meeting is set forth below:

         SALVATORE J. CARAVELLA, M.D., 49, has conducted a medical practice in pediatrics in Huntington, New York since 1988. Dr. Caravella has been a director of the Company since its inception.

         FRANCO GALLO, M.D., 42, conducts a medical practice in gastroenterology and hepatology with Gastroenterology Associates of Suffolk, P.C., in Port Jefferson and Smithtown, New York, a practice he has conducted since July 1994. Dr. Gallo is also a clinical instructor in the Department of Medicine, Division of Gastroenterology and Hepatology at Stony Brook University Medical Center. Dr. Gallo has been a director of the Company since its inception and has been Vice President since December 2001.

         PAUL KOLKER, M.D., 68, conducts a medical practice in thoracic and cardiovascular surgery in Roslyn, New York, a practice he has conducted since 1969. Dr. Kolker has been a director of the Company and its Treasurer since its inception. Dr. Kolker became President and Chairman of the Company in June 2002.

         ROSARIO ROMANO, M.D., 56, conducts a medical practice in internal medicine in Port Jefferson, New York, a practice he has conducted since 1980. Dr. Romano has been a director of the Company since its inception.

Executive Officers

         Officers are elected at each Annual Meeting of the Board of Directors and serve at the discretion of the Company's Board of Directors. There are no family relationships between any director or officer of the Company. The following table sets forth as of the date hereof the names and ages of all officers of the Company and all positions and offices they hold with the Company. The principal employment for at least the last five years for each of the Company's officers (other than Concetta Pryor, Marci Haas and Paul Accardi) is described above.

                  Name                    Age  Position with the Company

         Paul Kolker, M.D..............   68   President, Treasurer and Chairman
                                                of the Board
         Paul Accardi..................   49   Executive Vice President, CEO,
                                                COO of MDNY
         Concetta Pryor................   36   CFO; CFO and VP-Finance of MDNY
         Ronald R. Perrone, M.D........   56   Medical Director of MDNY
         Marci Haas....................   43   COO of MDNY
         Amy Koreen, M.D...............   42   Secretary and Director
         Franco Gallo, M.D.............   42   Vice President and Director

         PAUL ACCARDI, 49, served as Chief Operating Officer and Chief Financial Officer of MDNY Healthcare, Inc., the Company's majority-owned HMO subsidiary ("MDNY"), from 1997 until 2000. Mr. Accardi became Chief Executive Officer of MDNY in January 2001. Mr. Accardi was appointed as Executive Vice President of the Company in November 2003.

         CONCETTA PRYOR, 36, was appointed Chief Financial Officer of the Company in November 2003. Ms. Pryor has been the Director--Finance of MDNY since 1997. Ms. Pryor was the Director of Finance and Reimbursement for North General Hospital, New York, New York from 1993 to 1997. Ms. Pryor is a certified public accountant.

         MARCI HAAS, 43, became Chief Operating Officer of MDNY Healthcare, Inc. in September 2003. Prior to that, Ms. Haas served as the Vice President of Operations of MDNY Healthcare, Inc from October 2000 until September 2003 and the Vice President of Network Services from February 1997 until October 2000.

         There are no employment agreements or any termination of employment or change-in-control arrangements between the Company and any of its executive officers or between MDNY and any of its executive officers other than Paul Accardi and Ronald R. Perrone, M.D.

Meetings, Committees, Directors' Fees

         The Company's Board of Directors held seven meetings during the year ended December 31, 2004 ("Fiscal 2004"). From time to time, the members of the Board of Directors and its Committees may also act by unanimous consent. The Company believes that all of the directors attended more than 75% of the aggregate number of meetings of the Board of Directors and Committees on which he or she served during Fiscal 2004.

         The Company has no formal policy with respect to Board members' attendance at annual meetings of Shareholders, although all Board members are encouraged to attend annual meetings.

         The Company does not have a Compensation Committee or Audit Committee or committees performing similar functions. The Board of Directors has determined that the Company does not have an "audit committee financial expert" serving on the Board of Directors.

         In May 2001, the Board of Directors created an Executive Committee having all the authority of the full Board, except as to certain matters specified by New York law. The Executive Committee consists of Salvatore Caravella, M.D., Paul Kolker, M.D., Ronald Perrone, M.D., Rosario Romano, M.D. and Amy Koreen, M.D. The Executive Committee did not meet during Fiscal 2004.

         The MDNY board of directors has created a Compensation Committee, an Operations Committee, a Hospital Selection Committee and a Medical Delivery Committee. See "Certain Relationships and Related Transactions."

         The Company did not pay any compensation to its directors in Fiscal 2004, except that the Company pays each director a fee equal to $200 per meeting attended for serving as a director.

Nominating Procedures; Shareholder Recommendations

         The Company's By-laws provide for the Board of Directors to maintain a standing Nominating Committee, consisting of five shareholders of whom not more than three may be directors. The purpose of the committee is to nominate members for the Board of Directors and its committees. The Nominating Committee will consider nominees recommended in writing by shareholders, if such nominees would be qualified to serve as directors pursuant to the Company's By-laws. The Nominating Committee has no charter. The Nominating Committee did not meet during Fiscal 2004. All seats on the Nominating Committee are currently vacant, and the full Board of Directors performs the function of the Nominating Committee, which the Board of Directors believes is an appropriate function in light of the size of the Board and the familiarity of each director with the background and qualifications of each nominee. Certain directors (including Drs. Kolker, Caravella, Romano, Jason and Perrone may be deemed not to be "independent" within the meaning of Section 803 of the Amex Company Guide by virtue of their receipt of compensation from or respective positions with MDNY.

         In considering an incumbent director whose term of office is to expire, the Board of Directors reviews the director's overall service during the person's term, the number of meetings attended, level of participation and quality of performance. When identifying and evaluating nominees for new directors, the Board of Directors meets to discuss and consider such candidates' qualifications and then chooses a candidate by majority vote.

         The Board of Directors will consider in good faith qualified director candidates who are recommended by shareholders. To be considered for nomination the Board of Directors at the next annual meeting of shareholders, the Board must receive shareholder recommendations at least 120 calendar days before the anniversary date of the Company's proxy statement for the previous year's annual meeting. To recommend a candidate, a shareholder should send the candidate's name, age, credentials (including principal occupation and employment), contact information and the candidate's consent to be considered to the Chairman of the Board in care of the Company at its principal executive office address. The shareholder should also provide the shareholder's contact information, describe the shareholder's relationship with the candidate, and include a statement as to the number of shares and the class of Company common stock owned by the shareholder and the length of time such shares have been owned.

Shareholder Communications With The Board Of Directors

         Although the Company does not have a formal procedure for shareholder communication with the Board, the Company's Board of Directors has always been, and will remain, open to communications from the Company's shareholders. In general, members of the Board and executive officers are accessible by mail in care of the Company. Any matter intended for the Board, or for any individual member or members of the Board, should be directed to the Company's Secretary with a request to forward the communication to the intended recipient. In the alternative, shareholders can direct correspondence to the Board to the attention of the Chairman of the Board, in care of the Company at the Company's principal executive office address. The Company will forward all such communications to the intended recipient in a timely manner.

Compensation of Executive Officers

       The following table sets forth information concerning the compensation for services to the Company during each of the fiscal years ended December 31, 2004, 2003 and 2002 for Paul Kolker, M.D., the Company's President and Chairman of the Board, and each other executive officer of the Company (including MDNY) whose annual salary and bonus compensation with respect to the 2004 calendar year exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        Long Term
                                                       Annual Compensation             Compensation
                                                       -------------------             ------------
                                                                                        Securities
                                                                         Other Annual   Underlying      All Other
Name                              Year        Salary         Bonus       Compensation     Options      Compensation***
------                            ----        ------         -----       ------------   ----------     ---------------
Paul Kolker, M.D.                 2004       $      0       $     0         $    0          0             $109,038
*President and Chairman           2003       $      0       $     0         $    0          0             $      0
                                  2002       $      0       $     0         $    0          0             $      0

Concetta Pryor                    2004       $267,100^^     $ 5,000         $    0         --             $  5,400
**Chief Financial Officer         2003       $250,970       $    --         $    0         --             $  1,350
                                  2002       $     --       $    --         $    0         --             $     --
--                $  --

Paul Accardi                      2004       $360,000       $10,000         $    0          0             $  6,000
Executive Vice President,         2003       $360,000       $60,000         $    0          0             $  6,000
     CEO, MDNY                    2002       $360,000       $10,000         $    0          0             $  6,000

Ronald R. Perrone                 2004       $290,000       $10,000         $    0          0             $  6,000
Medical Director, MDNY            2003       $290,000       $50,000         $    0          0             $  6,000
                                  2002       $290,000       $10,000         $    0          0             $  6,000
Marci Haas
COO, MDNY                         2004       $203,675^^     $ 5,000         $    0                        $  5,400
                                  2003       $191,085       $               $    0                        $  1,350
                                  2002       $     --       $    --         $   --         --             $     --

--------------------------------------------------------------------------------
           MDNY pays all compensation to the Named Executive Officers.

* Dr. Kolker became President and Chairman of the Board in June 2002. Payments disclosed under "All Other Compensation" represents $5,000 per month commencing September 2004 payable by MDNY in consideration of Dr. Kolker's participation in negotiations regarding certain potential strategic transactions and certain potential transactions among MDNY, its shareholders and certain related parties, and payment in October 2004 by MDNY of $3,871.24 per month retroactive to June 2002 (the month Dr. Kolker became President and Chairman of the Company) by means of a lump sum payment in the aggregate amount of $89,038 in consideration of Dr. Kolker's participation from and after June 2002 in negotiations regarding such transactions. See "Certain Relationships and Related Transactions."
** Ms. Pryor was appointed Chief Financial Officer of the Company in September 2003. Salary includes $25,000 in compensation paid in consideration of her services as the Company's CFO .

*** Represents automobile allowance payable pursuant to the Executive's Employment Agreement.
^^ Salary includes $27,100 and $28,675 in compensation to Ms. Pryor and Ms. Haas, respectively, as part of MDNY's Employee Incentive program.


Compensation Committee Interlocks and Insider Participation

         Five directors of the Company (Drs. Caravella, Gallo, Kolker, Koreen and Jason) serve as directors of MDNY. Dr. Kolker is President and Chairman of the Board of the Company. Drs. Gallo and Koreen are Vice President and Secretary of the Company, respectively. Drs. Caravella, Jason and Koreen are, respectively, President, Vice President and Secretary of MDNY. Dr. Perrone, a director of the Company, is the Chief Medical Officer of MDNY. No executive officer of the Company serves as a member of the Board of Directors of any entity not affiliated with the Company that has one or more members serving as a member of the Company's Board of Directors. Certain of the directors have participated in certain transactions with the Company and its subsidiaries and affiliates. See "Certain Relationships and Related Transactions."

Report of Board of Directors as to Compensation

         The Company does not have a compensation committee or other Board committee performing equivalent functions. MDNY has a compensation committee comprised of four directors on MDNY's Board The MDNY Compensation Committee met in January 2005 to determine the annual bonus amounts for the executive officers of MDNY. In October 2004, the Board of Directors of both MDNY and the Company approved the payment to Dr. Kolker of $5,000 per month commencing September 2004 payable by MDNY in consideration of Dr. Kolker's participation in negotiations regarding certain potential strategic transactions and certain potential transactions among MDNY, its shareholders and certain related parties, and the payment by MDNY of $3,871.24 per month retroactive to June 2002 (the month Dr. Kolker became President and Chairman of the Company) by means of a lump sum payment in the aggregate amount of $89,038 in consideration of Dr. Kolker's participation from and after June 2002 in negotiations regarding such transactions. The Board's approval of these payments to Dr. Kolker was not linked to the performance of the Company or MDNY but were based on Dr. Kolker's efforts and success in connection with such negotiations and on the fact that MDNY made similar payments to David Weissberg, M.D., Dr. Kolker's predecessor as the Company's Chairman and President. In addition, commencing with September 2004, the MDNY Compensation Committee and the Company's Board of Directors approved an increase in compensation to each of Salvatore Caravella, M.D., the President and a Director of MDNY, and Rosario Romano, M.D., President of Island IPA and a Director of LIPH, to $5,000 per month in consideration of their respective participation in reviewing, with other officers and employees, MDNY's utilization management, credentialing and operations processes. Paul Accardi, the Company's Executive Vice President and Chief Executive Officer of MDNY, determines performance targets and criteria in his discretion applicable to MDNY employees participating in MDNY's company-wide Employee Incentive Program. Concetta Pryor, Chief Financial Officer of the Company and of MDNY, and Marcia Hass, MDNY's Chief Operating Officer, each participate in such program. See "Certain Relationships and Related Transactions."

         William Brennan, D.C.
         Salvatore J. Caravella, M.D.
         Franco Gallo, M.D.
         Robert A. Jason, M.D.
         Gregory Kalmar, D.D.S.
         Paul Kolker, M.D.
         Amy Koreen, M.D.
         Ronald R. Perrone, M.D.
         Michael Polcino, M.D.
         Rosario Romano, M.D.
         Robert Sarnataro, M.D.
         Gary Wohlberg, M.D.

Code of Ethics

         The Company is a holding company that conducts no operations and whose sole asset is its ownership of 67% of the stock of MDNY. The Company has not adopted a Code of Ethics. The Company's Board has requested that the Board of MDNY consider adopting a Code of Ethics.

Employment Agreements

         As of January 1, 2001, MDNY entered into Employment Agreements with each of Paul Accardi and Ronald R. Perrone (the "Executives"), which provide for Mr. Accardi to serve as MDNY's Chief Executive Officer and Dr. Perrone to serve as MDNY's Chief Medical Officer, respectively. Dr. Perrone is permitted to maintain a limited independent medical practice.

         The initial term of each Employment Agreement expired on December 31, 2003. The term of each Agreement is subject to automatic renewal on a year-to-year basis, unless either party gives at least 90 days prior written notice of termination. The Employment Agreements for Mr. Accardi and Dr. Perrone provide for a base salary of $360,000 and $290,000, respectively, which is subject to annual increase in the discretion of MDNY's Board of Directors. The Executives also participate in MDNY's annual incentive program, with an initial target incentive opportunity of 30% of base salary. Except as described below with respect to salary continuation, the amount and nature of the Executives' participation in the annual incentive program is within MDNY's sole discretion. The Executives are eligible to participate in any profit-sharing, retirement or other benefit plans and any health, life, accident or disability insurance plans or programs to the same extent as other similarly situated key employees of MDNY. The Executives receive the health, life and disability benefits provided for the executive officers of MDNY and other fringe benefits, if any, provided to executive officers of MDNY that may be authorized from time to time by MDNY's Board of Directors. Each Executive receives a monthly automobile allowance of $500 for the use of an automobile used in connection with business matters.

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

Options Granted in Last Fiscal Year

         None of the Named Executive Officers nor any of the other executive officers of the Company were granted any option by the Company during Fiscal 2004.

Aggregated Options Exercised in Last Fiscal Year and Fiscal Year End Option
Values

         The following table sets forth information with respect to option exercises during the year ended December 31, 2004 and the number and value of options outstanding at December 31, 2004 held by the Named Executive Officers. All such options expired unexercised on July 1, 2005. All such options were exercisable for shares of the Company's non-voting Class B Common Stock, $.001 par value ("Class B Stock").

                                                     Number of Shares
                                                     Underlying
                                                     Unexercised
                  Shares                             Options at
                  Acquired                           December 31, 2004          Value of Unexercised
                  On                Value            Exercisable("E")/          In-the-Money Options at
Name              Exercise          Realized         Unexcercisable("U")        December 31, 2004(1)
----              --------          --------         -------------------        --------------------
Paul Kolker          0                $0               18(E)/0(U)                 $0(E)/$0(U)
Paul Accardi         0                $0                0(E)/0(U)                 $0(E)/$0(U)
Ronald Perrone       0                $0               18(E)/0(U)                 $0(E)/$0(U)
Concetta Pryor       0                $0                0(E)/0(U)                 $0(E)/$0(U)


(1) Value as of December 31, 2004 is based upon restrictions on ownership and transfer applicable to the Company's stock and the absence of a market therefor.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of August 1, 2005, regarding the beneficial ownership of the Common Stock of the Company of (a) each person known by the Company to own more than five percent of the Company's outstanding Class A Stock or its Class B Stock, (b) each director and officer of the Company and (c) all officers and directors of the Company as a group. Except as otherwise indicated, the named owner has sole voting and investment power of the shares listed.

                                        Amount and Nature
                                    of Beneficial Ownership(1)           Percent of Class (1)
Beneficial Owner(2)                 Class A          Class B           Class A          Class B
-------------------                 -------          -------           -------          -------
Paul A. Accardi                        0                  0               0                  0
William Brennan, D.C.                  1                  3               *                  *
Salvatore J. Caravella, M.D.           1                  2               *                  *
Franco Gallo, M.D.                     1                  2               *                  *
Robert A. Jason, M.D. (3)              1                502               *               12.4
Gregory Kalmar, D.D.S.                 1                  0               *                  *
Paul Kolker, M.D.(3)                   1                502               *               12.4
Amy Koreen, M.D.                       1                  2               *                  *
LIPH Bridge Partners, Inc.             0                500               0               12.4
Michael Polcino, M.D.                  1                  2               *                  *
Ronald R. Perrone, M.D.(3)             1                502               *               12.4
Concetta Pryor                         0                  0               0                  0
Rosario Romano, M.D.                   1                 13               *                  *
Robert Sarnataro, M.D.                 1                  4               *                  *
Gary Wohlberg, M.D.                    1                  2               *                  *
All officers and directors
as a group (14 persons)               12                536(3)            *               13.3(3)

-----------------------
*Represents less than 1%.

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

(2) The address of such persons is c/o the Company, One Huntington Quadrangle, Suite 4C-01, Melville, N.Y. 11747.

(3) Includes 500 shares of the Company's Class B Stock beneficially owned by LIPH Bridge Partners, Inc., of which Drs. Kolker, Perrone and Jason are shareholders and directors.

         There is no trading market for the shares of the Company's Common Stock, as ownership thereof is restricted pursuant to the Company's By-laws to certain physicians and other medical practitioners resident in and licensed by New York State with office-based practices on Long Island, New York, and transfer thereof is also restricted pursuant to the Company's By-laws. Under certain circumstances, the Company has the right, pursuant to the Company's By-laws, but not the obligation, to purchase stock of the Company which a shareholder desires to transfer, at a price based on the per share value determined by an independent certified public accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities ("Principal Owners") to file with the Securities and Exchange Commission initial reports of ownership and reports of any subsequent changes in ownership of Common Stock and other equity securities of the Company. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. The Company believes that none of the Company's directors, executive officers or Principal Owners has filed an initial Form 3 or a Form 5 with respect to any year, and none of the Company's directors, executive officers or Principal Owners has made written representations to the Company that no such reports were required with regard to Fiscal 2004. Ownership and transfer of the Company's stock is restricted by the Company's By-laws, and the Company believes that none of the Company's directors, executive officers and Principal Owners had any transactions in Company stock reportable during Fiscal 2004 or any prior year (other than the year with respect to which each director, executive officer and Principal Owner became obligated to file a Form 3) and that none of such persons were required to comply with Section 16(a) filing requirements by filing a Form 5 or otherwise with respect to Fiscal 2003 or any prior year (other than the year with respect to which each director, executive officer and Principal Owner was obligated to file a Form 3).

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

       The Company was formed in 1994 and is owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY Healthcare, Inc. ("MDNY"), an independent practice association-model health maintenance organization, that currently operates in Nassau and Suffolk counties, New York. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. CHNLI is a New York not-for-profit corporation whose members are officials of the Diocese of Rockville Centre (the "Diocese") in Long Island, New York, who are generally officers of or are otherwise affiliated with hospitals that belong to the Catholic Health Services of Long Island, Inc. ("CHSLI") system.

          The Company is affiliated with LIPH, LLC (the "LLC"), a New York limited liability company formed in December 1996. Upon the formation of the LLC, the shareholders of the Company owned all of the membership interests in the LLC. The assets of the LLC consist of the stock in three independent practice associations, Island Practice Association, IPA, Inc. ("Island IPA"), Island Behavioral Health Association IPA, Inc. (currently inactive) and Island Dental Professional Association IPA, Inc. (the "IPAs"). Thus, the IPAs are indirectly owned or controlled by the shareholders of the Company. MDNY has entered into various contractual arrangements (the "Professional Services Agreements") with the IPAs to arrange for the provision of applicable health care and administrative services to the members of MDNY. All directors of the Company are also Managers of the LLC.

         During 1995, the Company offered and sold shares of its common stock in a private placement to physicians, psychologists, podiatrists and dentists practicing on Long Island, New York (i.e., Queens, Nassau and Suffolk Counties). The Company offered shares of its Class A and Class B Stock to physicians based on their service specialty at a price of $2,000 per share. The Class A Stock is voting stock, and was initially offered only to primary care physicians, specialty care physicians, anesthesiologists and oral surgeons. No stockholder may own more than one share of Class A Stock. Holders of Class B Stock are not entitled to vote their shares of Class B Stock at meetings of the Company's stockholders, except as provided by New York law. During 1996, the Company issued additional shares of its Class A Stock and Class B Stock. In order to encourage greater participation in the Company on the part of certain qualified psychologists, general dentists, specialty dentists (with the exception of oral and maxillofacial surgeons), podiatrists and chiropractors who were not initially permitted to own Class A Stock, the By-laws were amended in 1997 to allow such practitioners to own one share of Class A Stock. The By-laws were amended in August 2001 to provide that such practitioners may not as a group hold more than two seats on the Company's Board of Directors (subject to adjustment as provided therein). Each such Class B shareholder will be offered the opportunity to exchange one share of Class B Stock for one share of Class A Stock. A total of 483 shares of Class B Stock were exchanged for Class A Stock.

         The Company issued to certain organizers non-qualified options to purchase up to an aggregate of 1,115 shares of Class B Stock at $2,000 per share exercisable at any time after July 1, 1998, subject to acceleration in the event of certain transactions. 616 of such options were granted to certain directors of the Company. Shares underlying such options represent 15% of the total number of the Company's shares outstanding on the date of grant. All such options expired unexercised on July 1, 2005. A Stock Subscription and Purchase Agreement dated December 11, 1995 among the Company, CHNLI and MDNY sets forth certain provisions relating, among other things to the operation and development of the business of MDNY and the IPAs.

         MDNY's Certificate of Incorporation, as amended, provides for six directors ("Class A Directors") to be elected by the holders of the Class A Common Stock (i.e., the Company) voting separately as a class; three directors ("Class B Directors") elected by the holders of the Class B Common Stock (i.e., CHNLI) voting separately as a class; three directors elected by the holders of both the Class A Common Stock and the Class B Common Stock voting together as a class; and class voting by MDNY's Class A and B stockholders voting separately to approve the sale, lease, exchange or other disposition of all or substantially all of MDNY's assets. MDNY's Certificate of Incorporation also requires the approval of a majority of MDNY's Class A Directors voting separately, a majority of MDNY's Class B Directors voting separately, and a majority of MDNY's Class A and Class B Directors voting together, to authorize certain action by MDNY, including: the selection or termination of hospitals which are participating providers; amending MDNY's Certificate of Incorporation or By-laws; changing the methodology for funding hospital risk pools; issuing additional stock; the sale, lease, exchange or other disposition of all or substantially all of MDNY's assets; merger or consolidation; dissolution; entering a new line of business; borrowing or making other financial arrangements, including any contracts, in excess of $1 million. If any of these matters "adversely effect" the providers of services in any county, the vote of the Class A and Class B Directors must be unanimous.

         MDNY's By-laws, as amended, provide that MDNY"s board of directors shall consist of 12 members, comprised of the following: (i) six Class A Directors; (ii) three Class B Director; and (iii) three members elected by the holders of both the Class A Common Stock and the Class B Common Stock voting together as a class, all of whom shall be representatives of enrollees of the health maintenance organization operated by MDNY. The MDNY By-laws provide that the MDNY board of directors may create: (i) an Operations Committee comprised of three Class A Directors and two Class B Directors and up to three other individuals as appointed by the board; (ii) a Hospital Selection Committee, comprised of three Class A Directors and three Class B Directors; and (iii) a Medical Delivery Committee comprised of four Class A Directors and two Class B Directors.

         According to the New York State Insurance Department ("NSYID") Report on Examination of The MDNY Healthcare, Inc. as of June 30, 2000 dated April 2, 2001 and revised July 31, 2002 (the "NYSID Final Report"), the composition of MDNY's Board of Directors does not comply with Part 98-1.11(f) of the Administrative Rules and Regulations of the New York State Department of Health, which requires that at least 20% of MDNY's directors must be enrollees of MDNY. The NYSID Final Report recommends that the requisite number of "enrollee representatives" be elected to MDNY's Board of Directors.

         The Company, CHNLI and MDNY are party to a Shareholders Agreement dated December 11, 1995, which provides, among other things, for certain restrictions on the transfer of stock in MDNY, including certain rights of first refusal in connection with any such proposed transfer or deemed transfer.

         Five directors of the Company (Drs. Caravella, Gallo, Kolker, Koreen and Jason) serve as directors of MDNY. Drs. Caravella, Jason and Koreen are, respectively, President, Vice President and Secretary of MDNY. Dr. Perrone, a director of the Company, is the Chief Medical Officer of MDNY. Six directors of the Company (Drs. Caravella, Gallo, Jason, Perrone, Romano and Wohlberg) serve as directors of Island IPA, of which Dr. Romano is also President. One director of the Company (Dr. Kalmar) serves as President and a director of Island Dental Professional Association IPA, Inc. One director of the Company (Dr. Koreen) serves as a director of Island Behavioral Health Association IPA, Inc. Each of such directors of the Company earned fees for medical services rendered as a participating provider to one of the IPAs during 2004. Concetta Pryor, the Company's Chief Financial Officer, is also the Chief Financial Officer and Vice-President-Finance of MDNY. Paul Accardi, the Company's Executive Vice President is also the Chief Executive Officer of MDNY.

         With respect to years prior to 2001, MDNY was contractually obligated to pay a capitated amount to Island IPA for covered services provided by participating providers. Through 2001, however, MDNY continued to pay medical claims to Island IPA relating to claims with dates of service prior to January 1, 2001 in excess of capitated amounts for years prior to 2001. These payments resulted in medical claim obligations due by Island IPA to providers of approximately $22.2 million, reflected in MDNY's financial statements as payments in excess of capitation as of December 31, 2002 (the "Island Debt").

         With NYSID's approval, MDNY, Island IPA and CHSLI, on behalf of five catholic hospitals that act as providers to MDNY (the "Hospitals"), entered into a Recovery and Subordination Agreement (the "Recovery and Subordination Agreement"), dated July 12, 2001 and effective January 1, 2002. The Recovery and Subordination Agreement provides, among other things, as follows: (i) Island IPA is required to pay the Island Debt pursuant to a Repayment Plan whereby Island IPA is obligated to withhold, and remit to MDNY, 5% of all payments due to Island IPA participating providers (the "IPA Withhold"), MDNY will make claims payments to Island IPA or its participating providers on a fee-for-service basis, Island IPA is required to pay MDNY a $1.50 per member per month network access fee, and Island IPA is required to pay to MDNY the net revenue it receives from sources other than MDNY; (ii) until the Island Debt is repaid, Island IPA, Island IPA's participating providers and the Hospitals agree (a), in the event that MDNY becomes insolvent (pursuant to a court approved order or admits its inability to pay its debts), to subordinate their rights to payment by MDNY of outstanding claims (including IBNR) to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt, and (b) that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals; and (iii) the amount of the Island Debt outstanding from time to time will be carried on the financial statements of MDNY as an admitted asset. The aggregate amount owed by MDNY to the subordinating parties in the form of medical claims payable, and the amount of the Island Debt, was approximately $14 million as of December 31, 2004.

         In 1997, with the approval of NYSID, MDNY obtained a loan from CHNLI that has a balance at December 31, 2003 of approximately $1.98 million (including accrued interest). Interest under this note accrues at the prime rate and is payable quarterly commencing April 1, 1998. The entire principal balance plus accrued interest is due in full subject to prior approval by NYSID.

         In 1998, with the approval of NYSID, MDNY obtained a $1 million loan from LIPH, LLC that has a balance as of December 31, 2004 of approximately $1.4 million (including accrued interest). Interest under this note accrues at the prime rate and is payable quarterly commencing October 1, 1998. The entire principal balance plus accrued interest was due on July 1, 1999, but payment is subject to prior approval by the NYSID. In April 1999, MDNY and LIPH, LLC amended the loan agreement to provide LIPH, LLC with the right to convert the note into equity in MDNY, and, in August 1999, MDNY's Board authorized the conversion of the outstanding balance of the LIPH, LLC note into shares of MDNY common stock. The note has not been converted as MDNY has not received approval from NYSID for the conversion. Repayment of the principal and payment of accrued interest on the LIPH, LLC note and the CHSLI note may be made only out of the free and divisible surplus of MDNY and all payments are subject to NYSID approval.

         MDNY is subject to the New York Women's Health and Wellness Act, which, as of January 1, 2003, obligates MDNY to provide contraceptive drugs and devices to its members, in conflict with the ethical policies of the Diocese, to which CHNLI and CHSLI are subject. In light of this conflict, the Diocese allowed its subscriber contract with MDNY to expire on January 1, 2005. CHSLI, on behalf of the Hospitals, has also notified MDNY that CHSLI will not renew the Hospitals' respective subscriber contracts with MDNY upon expiration thereof effective January 1, 2006. MDNY provides health care insurance to employees of the Hospitals affiliated with CHSLI. At December 31, 2004, a total of 7,450 Members in MDNY were enrolled from CHSLI. Premiums from the Diocese and the Hospitals represented approximately 28% and 27% and 30% of total premiums earned by MDNY during both 2004 and 2003. It is anticipated that the loss of business upon the expiration of MDNY's subscriber contracts with the Hospitals will have a material adverse effect on MDNY's business and financial condition.

         The Company, MDNY and CHNLI have entered into a Stock Purchase Agreement dated as of December 31, 2004. Pursuant to the Stock Purchase Agreement, the Company will purchase from CHNLI all shares of Class B common stock of MDNY owned by CHNLI, and CHNLI will contribute to the capital of MDNY, and for cancellation, a Subordinated Note dated December 18, 1997 made by MDNY in favor of CHNLI in the original principal amount of $1.4 million, together with all interest accrued thereon (the "Section 1307 Contribution"). Upon the closing of such purchase, the Company will be the sole stockholder of MDNY.

         In consideration of the sale, assignment and transfer of the Class B Shares and of the Section 1307 Contribution, the Company will pay CHNLI a closing payment of $10.00. As additional consideration, the Company will pay to CHNLI the percentage specified below of the net amount of cash and the fair market value of all securities and other property paid by an acquiror and received by LIPH in respect of its equity interest in MDNY upon any sale to a third party by LIPH of its stock in MDNY or of all or substantially all of MDNY's business (through a sale of stock or assets, or a merger, consolidation or similar transaction) that is consummated prior to December 31 of the year specified below (or with respect to calendar year 2008, certain transactions consummated after December 31, 2008), but not to exceed $4.5 million in the aggregate (the amount of CHNLI's equity investment in MDNY):

                  Percentage of Sale Proceeds                 Year
                  ---------------------------                 ----
                  33.3%                                       2005
                  25.0%                                       2006
                  20.0%                                       2007
                  15.0%                                       2008

         Conditions to closing under the Stock Purchase Agreement include: (i) the termination of the Shareholders Agreement and the Stock Subscription and Purchase Agreement, each dated as of October 11, 1995, between the Company, MDNY and CHNLI, as amended, (ii) execution and delivery of mutual releases by CHNLI, the Diocese and CHSLI, on the one hand, and MDNY and the Company, on the other hand, from all claims arising through the closing date, except for claims arising under the Agreement and certain other agreements in effect among the releasing parties as of the closing date, (iii) resignation of the four MDNY directors designated by CHNLI, as directors and officers of MDNY, (iv) payment in full of all premiums then payable under the MDNY Group Applications effective as of December 31, 2002 between MDNY and each of the Diocese and CHSLI, as agent for five affiliated Catholic Hospitals ("Hospitals"); (v) no premiums under such Group Applications being more than 30 days past due; (vi) execution and delivery of an agreement whereby the Hospitals and certain related Catholic nursing homes agree to pay the same penalties and interest on past due premiums and other amounts payable by them to MDNY as those applicable under current regulations to late payments due from MDNY to the Hospitals; (viii) consent by each of NYSID (which granted consent in March 2005), the New York Department of Health (which was granted in August 2005), the Attorney General of the State of New York and the Supreme Court of the State of New York to the Agreement and the transactions contemplated thereby; and (ix) payment in full of all payments due and owing by MDNY to the Hospitals for services rendered to the extent required by the provider agreements between MDNY and the Hospitals, and no such payments, with respect to clean claims, being more than 45 days past due.

         Upon closing of the purchase of the Class B shares, the Certificate of Incorporation and By-laws of MDNY, and the composition of MDNY's Board of Directors, will be modified to reflect, among other things, that CHNLI is no longer a shareholder in MDNY and the composition and number of MDNY's Directors will be changed to include the requisite number of enrollee representatives.

         As a result of incurring deficits of approximately $2.4 million in hospital risk pools during 1997 and 1998 relating to risk sharing agreements between MDNY and CHSLI, MDNY and CHSLI entered into agreements dated May 10, 1999 and August 13, 1999 whereby CHSLI agreed to pay MDNY $2.4 million by December 31, 2003. CHSLI paid such amount to MDNY on March 30, 2004.

         Commencing with September 2004, the MDNY Compensation Committee and the Company's Board of Directors approved an increase in compensation to each of Salvatore Caravella, M.D., the President and a Director of MDNY, and Rosario Romano, M.D., President of Island IPA and a Director of LIPH, to $5,000 per month in consideration of their respective participation in reviewing, with other officers and employees, MDNY's utilization management, credentialing and operations processes.

         Commencing with September 2004, MDNY pays to Paul Kolker, M.D., a Director of MDNY and President and Chairman of the Board of the Company, $5,000 per month in consideration of Dr. Kolker's participation in negotiations regarding potential strategic transactions by MDNY (including without limitation, equity investments in MDNY by third parties, the disposition of the assets or stock of MDNY and related commercial transactions (collectively, "Strategic Transactions")), as well as negotiations among MDNY, the Company, CHNLI, the Diocese and CHSLI regarding CHNLI's withdrawal as a shareholder in MDNY and MDNY's contractual relationships with CHSLI and the Diocese (collectively "Shareholder Transactions"). In October 2004, MDNY paid to Dr. Kolker the sum of $3,871.24 per month retroactive to June 2002 (the month Dr. Kolker became President and Chairman of the Company) by means of a lump sum payment in the aggregate amount of $89,038 in consideration of Dr. Kolker's participation from and after June 2002 in negotiations regarding potential Strategic Transactions and Shareholder Transactions.

Independent Auditor Fees

         Audit Fees. Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP ("PC") for the audit of the Company's annual consolidated financial statements and the review of the quarterly consolidated financial statements included in the Company's Forms 10-Q for 2004 were approximately $54,000 and $25,000, respectively. Audit fees billed for the audit of MDNY for 2004 and 2003 were $200,000 and $205,000 respectively.

         Audit-Related Fees. Aggregate fees billed for assurance and related services rendered by PC that are reasonably related to the performance of the audit of the Company's financial statements (and not reported under the caption "Audit Fees" above) for 2004 and 2003 were $0 and $0, respectively.

         Tax Fees. Aggregate fees billed for professional services rendered by PC for tax compliance, tax advice and tax planning for 2004 and 2003 were $0 and $0, respectively.

         All Other Fees. The aggregate fees billed for all other services rendered by PC in 2004 and 2003 for all other services not described under the foregoing captions "Audit Fees," "Audit-Related Fees" and "Tax Fees," were $0 and $113,300, respectively. All such fees in 2003 were for consulting services related to MDNY's compliance with HIPAA.

         Pre-Approval Policies and Procedures. The Board of Directors has not adopted a formal policy and procedures with respect to the pre-approval of auditing and non-auditing services provided to the Company by the independent accountants and fees for such services. During the year, the Company's Chief Financial Officer and its Executive Vice President monitor fees paid to the independent accountants for audit and non-audit services.

         The percentage of hours expended on PWC's engagement to audit the Company's financial statements for 2004 that were attributed to work performed by persons other than PWC's full-time, permanent employees was less than 50%.

                                   Proposal 2

 PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSE COOPERS LLP AS THE
                  COMPANY'S AUDITORS FOR THE 2005 FISCAL YEAR

         The accounting firm PricewaterhouseCoopers LLP ("PC") is presently serving as the Company's independent auditors. PC also served as the Company's independent auditors during the fiscal year ended December 31, 2004. The Board of Directors believes it is desirable and in the best interests of the Company to continue engagement of PC. A representative of PC will be present at the Meeting to make a statement if he or she desires and to respond to appropriate questions presented at the Meeting.

      THE BOARD OF DIRECTORS DEEMS THE APPOINTMENT OF PWC AS THE COMPANY'S
        AUDITORS FOR THE 2005 FISCAL YEAR TO BE IN THE BEST INTERESTS OF
          THE COMPANY AND ITS SHAREHOLDERS AND RECOMMENDS A VOTE "FOR"
                  THE RATIFICATION OF SUCH APPOINTMENT OF PWC

                                  OTHER MATTERS

Annual Report on Form 10-K

         All shareholders of record on the Record Date have been sent, or are concurrently herewith being sent, a copy of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The Annual Report does not form part of these proxy materials for the solicitation of proxies. The exhibits thereto are available from the Company without charge upon written request of a shareholder to the Secretary of the Company. Copies of such materials are also available online through the Securities and Exchange Commission at www.sec.gov.

Shareholder Proposals for 2006 Annual Meeting

         In order to be considered for inclusion in the proxy materials to be distributed in connection with the next Annual Meeting of Shareholders of the Company, shareholder proposals for such meeting should be sent to the Secretary of the Company at 275 Broadhollow Road, Melville, New York 11747 and must be received by the Company no later than December 31, 2006 and must comply with the requirements of Rule 14a-8 under the Securities Exchange Act of 1934.

Matters Not Determined at the Time of Solicitation

         As of the date of this Proxy Statement, the Company knows of no matters other than those set forth herein that will be presented for consideration at the Meeting. If any other matter or matters are properly brought before the Meeting or any adjournment thereof, the persons named in the accompanying Proxy will have discretionary authority to vote, or otherwise act, with respect to such matters in accordance with their judgment.

         The Board of Directors of the Company would appreciate the prompt return of the enclosed Proxy, signed and dated. You may revoke your Proxy by giving written notice to the Company prior to the Meeting, or by execution of a subsequent proxy which is presented to the Meeting, or you may vote by ballot if you are present at the Meeting.

                             TO VOTE CLASS A SHARES

                   LONG ISLAND PHYSICIAN HOLDINGS CORPORATION
                            One Huntington Quadrangle
                            Melville, New York 11747

                   PROXY--SOLICITED BY THE BOARD OF DIRECTORS

The undersigned holder of Class A Common Stock of Long Island Physician Holdings Corporation ("Company") hereby appoints Dr. Paul Kolker and Concetta Pryor and each or either of them, the proxy or proxies of the undersigned, with full power of substitution, to vote as specified on this proxy form all shares of class a common stock of said company which the undersigned is entitled to vote at the annual meeting of shareholders of the company, to be held on November 1, 2005 (the "Meeting") and at all adjournments of such meeting, with all powers the undersigned would possess if personally present.

This Proxy will be voted as specified. If no specification is made, the Proxy will be voted "For" each of the nominees for Class A director named in Proposal 1, and as to any other matters as may properly come before the meeting, this Proxy will be voted in the discretion and in the best judgment of the Proxies. This Proxy may be revoked at any time prior to the voting thereof.

PROPOSAL 1: To elect the following persons as Class A directors for a term expiring with the 2008 Annual Meeting: William Brennan, M.D., Robert A. Jason, M.D, Robert Sarnataro, M.D, Gary Wohlberg, M.D.

                              FOR [ ] WITHHOLD [ ]

(INSTRUCTION: TO WITHHOLD AUTHORITY TO VOTE FOR ANY ONE OR MORE INDIVIDUAL NOMINEE(S), WRITE THAT NOMINEE'S NAME IN THE SPACE PROVIDED BELOW.)


--------------------------------------------------------------------------------

PROPOSAL 2: Proposal to approve the appointment of PricewaterhouseCoopers LLP as the Company's auditors for the 2005 fiscal year.

                         FOR [ ] AGAINST [ ] ABSTAIN [ ]

THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" EACH NOMINEE FOR DIRECTOR NAMED IN PROPOSAL 1 AND "FOR" PROPOSAL 2.

Dated: __________, 2005


                                           ---------------------------------

                                               Signature or Signatures

Executors, administrators, trustees, guardians, attorneys and agents should give their full titles and submit evidence of appointment unless previously furnished to the Company or its transfer agent.