Form 10-K/A
period 2004-12-31
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2006-02-07
CIK 1006868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined under Rule 12b-2 of the Act). Yes [_] No [X].

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

                    Percentage of Sale Proceeds             Year
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

Statement of Operations Data:
(in thousands, except per share data)


                                                                                     Year ended December 31,
Revenue:                                                      2004            2003            2002            2001            2000
Premiums earned                                           $ 135,209       $ 153,276       $ 158,310       $ 146,505       $ 188,929
Expenses:
IPA medical expenses                                        117,561         131,793         137,161         123,401         152,829
Excess IPA capitation                                            --              --              --              --           6,000
Commission expense                                            5,255           6,245           6,731           5,611           6,412
Reinsurance, net                                               (509)            409             609             300             594
Management fees                                                  --              --              --              --          11,264
General and admin expenses                                   14,360          13,528          15,541          20,150           9,771
Depreciation                                                    104             162             337             498             167
                                                            136,771         152,137         160,379         149,960         187,037

Operating income (loss)

Operating income (loss)                                      (1,562)          1,139          (2,069)         (3,455)          1,892
Investment income                                               156             394             676           1,957           2,744
Income (loss) before income
  taxes/minority interest                                    (1,406)          1,533          (1,393)         (1,498)          4,636
Provision for income (taxes) benefit                             24             (87)            (46)             --             (91)
Minority interest in (income) loss of
  subsidiary                                                    474            (436)            475             490          (1,573)
Net income (loss)                                         $    (908)      $   1,010       $    (964)      $  (1,008)      $   2,972

Basic and diluted income (loss) per share                 $    (156)      $     173       $    (165)      $    (173)      $     509
Basic and diluted weighted average shares                     5,842           5,842           5,842           5,842           5,842


Balance sheet data (in thousands):

                                                                                      Year ended December 31,
                                                              2004            2003            2002            2001            2000
Working capital/(deficiency)                                (17,233)        (17,569)        (19,934)        (19,014)            334
Total assets                                                 35,230          45,367          43,881          45,199          25,279
Long-term debt                                                3,450           3,346           3,247           3,135           2,969
Total liabilities                                            33,083          41,838          41,798          41,676          20,258
Minority interest                                             1,209           1,683           1,247           1,722           2,213
Shareholders' equity                                            937           1,846             836           1,801           2,808

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

      The following tables show plan statistics, revenues earned, and certain other selected information:

                                                                           % inc
                                     2004          2003       inc(dec)     (dec)
Enrollment                           40,447       47,029       (6,582)     (14%)
Enrollment (months)                 498,214      626,106     (127,892)     (20%)
Premiums                           $135,209     $153,276      (18,067)     (12%)
Medical Expenses
(excl. HCRA surcharge)             $112,331     $127,110      (14,779)     (12%)
HCRA surcharge                     $  4,721     $  5,092         (372)       7%
Total Medical-
(includes reinsurance)             $117,052     $132,202      (15,150)     (11%)
Administrative                     $ 14,360     $ 13,528          832        6%
Commissions                        $  5,255     $  6,245         (990)     (16%)

                                                                           % inc
                                     2004          2003                    (dec)
Premium pmpm                       $ 271.39     $ 244.81                    11%
Medical pmpm                       $ 225.47     $ 203.02                    11%
HCRA pmpm                              9.47         8.13                    16%
Total medical pmpm                 $ 234.94     $ 211.15                    11%
Administrative pmpm                $  28.82     $  21.61                    33%
Commissions pmpm                   $  10.55     $   9.97                     6%

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

Results of Operations

      The following table provides certain statement of operations data expressed as a percentage of total premium revenue and other statistical data for the years indicated:

Statement of Operations Data

                                                Year ended December 31,
Revenue:                                   2004          2003           2002
  Premiums earned                         100.0%        100.0%         100.0%
Expenses:
IPA medical expenses                       86.6          86.0           86.6
Commissions expense                         3.9           4.1            4.2
Reinsurance expense, net                                   --             .4
General and administrative expenses        10.6           8.8            9.8
Depreciation                                 .1            .1             .2
  Total expenses                         (101.2)        (99.3)        (101.3)
  Operating income (loss)                  (1.2)           .7           (1.3)
Investment and other income                  .1            .3             .4
Income (loss) before income taxes/
 minority interest                         (1.1)          1.0            (.9)
Provision for income taxes                   --           .05            .03
Minority interest in subsidiary              .4           (.3)            .3
Net income (loss)                           (.7)           .7            (.6)

Statistical Data:
  Enrollment                           40,447        47,029         62,853
  Member months                       498,214       626,106        713,714
* Medical loss ratio                       86.6%         86.0%          87.0%
**Administrative loss ratio                14.6%         13.0%          14.2%

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


Expenses:                                                 December 31, 2004         December 31, 2003           % change
Medical fee for service claims                              $112,331,587               $127,109,852               (12%)
HCRA public goods expense                                   $  4,720,657               $  5,092,376               (7.3%)
Total medical expense                                       $117,052,244               $132,202,228               (12%)

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

Product                                         HMO          POS          Total
Membership at Dec 31, 2004                    37,355        3,092        40,447
Membership at Dec. 31, 2003                   40,357        6,672        47,029
% Membership mix 2004                             92%           8%          100%
% Membership mix 2003                             86%          14%          100%

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


Expenses:                                                     December 31, 2003         December 31, 2002           % change
Medical fee for service claims                                  $127,109,852               $133,364,255                (5%)
HCRA public goods expense                                       $  5,092,376               $  4,404,680               15.6%
Total medical expense                                           $132,202,228               $137,768,935               (4.0)%

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

Product                                         HMO          POS          Total
Membership at Dec 31, 2003                    40,357        6,672        47,029
Membership at Dec. 31, 2002                   48,083        14,557       62,640
% Membership mix 2003                             86%          14%          100%
% Membership mix 2002                             77%          23%          100%

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

      Meeting the reserve requirements is a condition for continued licensure and that MDNY's failure to meet the contingent reserve fund requirement could cause the NYSID or DOH to require more frequent reporting and, if necessary, require MDNY to develop for approval a corrective action plan to cure the impairment. However, should NYSID and DOH determine that MDNY is insolvent; they could issue a Notice of Termination and direct MDNY to perform an orderly shutdown. As of July 13, 2005, the NYSID has not issued any such notice to MDNY.

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

Contractual Obligations

      MDNY is contractually obligated to make payments as follows:

                                              Payments Due by Period
Contractual Obligations          Total         1 Year     2-3 Years    4-5 Years
 (Amounts in thousands)

Operating leases               2,105,124      653,085      616,028      836,011
Total                          2,105,124      653,085      616,028      836,011

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

                                  LONG ISLAND PHYSICIAN HOLDINGS CORPORATION

                                  By: /s/ PAUL KOLKER, M.D.

                                  Name: Paul Kolker, M.D.,
                                  Title: President and Chief Executive Officer

Date: January 31, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                               Date

/s/ Paul Kolker            Chairman of the Board,              January 31, 2006
-------------------------  (Principal Executive Officer)
Paul Kolker, M.D.

/s/ Concetta Pryor         Chief Financial Officer             January 31, 2006
-------------------------  (Principal Financial and
Concetta Pryor             Accounting Officer)

/s/ Amy Koreen             Director                            January 31, 2006
-------------------------
Amy Koreen, M.D.

/s/ Rosario Romano         Director                            January 31, 2006
-------------------------
Rosario Romano, M.D.

/s/ Gary Wohlberg          Director                            January 31, 2006
-------------------------
Gary Wohlberg, M.D.

/s/ Ronald Perrone         Director                            January 31, 2006
-------------------------
Ronald Perrone, M.D.

/s/ William Brennan        Director                            January 31, 2006
-------------------------
William Brennan, D.C.

                                  EXHIBIT INDEX

Exhibit No.       Description

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

Consolidated Financial Statements
December 31, 2004 and 2003

Long Island Physician Holdings Corporation
Index
December 31, 2004 and 2003
--------------------------------------------------------------------------------

                                                                         Page(s)

Report of Independent Registered Public Accounting Firm                    34
Consolidated Financial Statements Consolidated Balance Sheets              35
Consolidated Statements of Operations and Accumulated Deficit              36
Consolidated Statements of Comprehensive Income (Loss)                     37
Consolidated Statements of Cash Flows                                      38
Notes to Consolidated Financial Statements                                39-49
Schedule of Valuation and Qualifying Accounts                              50

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

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York
July 13, 2005

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

Long Island Physician Holdings Corporation
Consolidated Statements of Operations and Accumulated Deficit
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

                                                        2004             2003             2002
Revenue
Premiums earned                                    $ 135,209,066    $ 153,275,616    $ 158,310,155
Total revenue                                        135,209,066      153,275,616      158,310,155
Expenses
Medical services expense                             117,052,244      132,202,229      137,768,935
Commissions expense                                    5,255,153        6,244,726        6,731,587
General and administrative expenses                   14,359,353       13,527,932       15,540,781
Depreciation                                             104,815          161,770          337,718
Total expenses                                       136,771,565      152,136,657      160,379,021
                                                   -------------    -------------    -------------
Operating income (loss)                               (1,562,499)       1,138,959       (2,068,866)
Investment and other income                              156,458          394,409          675,923
                                                   -------------    -------------    -------------
Income (loss) before income taxes
  and minority interest                               (1,406,041)       1,533,368       (1,392,943)
Provision for income (taxes) benefit                      23,898          (87,737)         (46,725)
Minority interest in (income) loss of subsidiary         473,571         (435,619)         475,090
Net income (loss)                                       (908,572)       1,010,012         (964,578)

Accumulated deficit
Beginning of year                                     (9,632,193)     (10,642,205)      (9,677,627)
                                                   -------------    -------------    -------------
End of year                                        $ (10,540,765)   $  (9,632,193)   $ (10,642,205)
                                                   =============    =============    =============

Basic and diluted income (loss) per share          $        (156)   $         173    $        (165)
Basic and diluted weighted average shares                  5,842            5,842            5,842

        The accompanying notes are an integral part of these consolidated financial statements.

Long Island Physician Holdings Corporation
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

                                                        2004             2003             2002

Net (loss) income                                  $    (908,572)   $   1,010,012    $    (964,578)
                                                   -------------    -------------    -------------
Comprehensive income (loss)                        $    (908,572)   $   1,010,012    $    (964,578)

        The accompanying notes are an integral part of these consolidated financial statements.

Long Island Physician Holdings Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

                                                          2004           2003             2002
Cash flows from operating activities
Net income (loss)                                  $    (908,572)   $   1,010,012    $    (964,578)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Depreciation                                             104,813          161,770          337,718
Write-off of stabilization pool receivables              618,625               --               --
Minority interest in income (loss) of subsidiary        (473,571)         435,619         (475,090)
Changes in operating assets and liabilities:
Premium receivables, net                               5,839,645       (3,845,437)       1,309,179
Reinsurance recoverables                                 304,002          184,871          420,058
Payments in excess of capitation                       1,566,292        2,187,889               --
Prepaid expenses and other current assets               (567,781)         690,967         (954,269)
Due from Catholic Health Services
  of Long Island                                       2,382,027               --               --
Medical claims payable                                (6,438,480)      (2,052,489)      (1,305,311)
Public goods payable                                  (2,054,708)       1,412,584        2,712,535
Unearned premium revenue                                  23,056          (92,813)       1,239,902
Accounts payable and accrued expenses                   (387,084)         686,908       (1,428,699)
Accrued interest payable                                 104,614           98,909               --
                                                   -------------    -------------    -------------
Net cash provided by operating activities                112,878          878,790          891,445
                                                   -------------    -------------    -------------
Cash flows from investing activities
Purchase of property, plant, and equipment              (135,740)         (41,659)         (39,592)
Decrease (increase) in restricted cash and
  cash equivalents                                      (216,413)          56,345       (2,059,510)
                                                   -------------    -------------    -------------
Net cash provided by (used in) investing
  activities                                            (352,153)          14,686       (2,099,102)
                                                   -------------    -------------    -------------
Cash flows from financing activities
Payments on capital lease obligations                     (1,479)         (12,845)         (55,984)
                                                   -------------    -------------    -------------
Net cash used in financing activities                     (1,479)         (12,845)         (55,984)
                                                   -------------    -------------    -------------
Increase (decrease) in cash and cash equivalents        (240,754)         880,631       (1,263,641)
Cash and cash equivalents
Beginning of year                                      1,575,080          694,449        1,958,090
                                                   -------------    -------------    -------------
End of year                                        $   1,334,326    $   1,575,080    $     694,449
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

6.    Concentration of Credit Risk

      The mix of receivables from related parties and others at December 31, 2004 and 2003, are as follows:

                                                       2004           2003

      Related parties                                   41%            50%
      Other                                             59             50
                                                       100%           100%

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

11.   Medical Claims Payable

      Years Ended December 31,
                                              2004              2003

      Balance at January 1               $  26,914,532      $  28,967,021
      Incurred related to
        Current year                       112,638,503        127,083,497
        Prior years                            (32,090)          (838,973)
      Total incurred                       112,606,413        126,244,524
      Paid related to
      Current year                          90,384,257         98,833,772

      Prior years                           26,589,559         27,613,218
      Withhold paid                          2,071,077          1,850,023
      Total paid                           119,044,893        128,297,013
      Balance at December 31             $  20,476,052      $  26,914,532

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

13.   Income Taxes

      The components of the income tax (benefit) expense are as follows:

                                       2004             2003           2002
      Current
      Federal                      $   (28,821)     $    21,522    $        --
      State                              4,923           66,215         46,725
                                   -----------      -----------    -----------
      Total                        $   (23,898)     $    87,737    $    46,725
                                   ===========      ===========    ===========

      The differences between the provision for federal income taxes and the expected income taxes computed using statutory income tax rates are as follows:

                                       2004             2003           2002
      Federal income tax
        expense at statutory
        rate                       $  (478,052)     $   478,650    $  (473,600)
      State income taxes, net
        of federal tax benefit          (3,200)          43,702         30,839
      Change in valuation
        allowance                      594,049         (612,270)       553,186
      Permanent differences             13,246           82,643         52,982
      Other                           (116,682)        (156,341)        95,012
                                   -----------      -----------    -----------
      Total income tax
        benefit expense            $   (23,898)     $    87,737    $    46,725
                                   ===========      ===========    ===========

      Significant components of the Company's deferred tax liabilities and assets as of December 31, were as follows:

                                       2004              2003          2002
      Defered tax assets
      Fixed assets                 $   (58,658)     $    10,165    $    60,401
      Receivables                      597,490          383,305        384,021
      Accrued interest                 419,847          378,043        338,519
      Net operating losses           3,870,565        2,916,189      3,535,797
      Tax credit carry forward         117,505          117,182             --
      Other                              4,695           15,954        114,370
      Valuation allowance           (4,951,444)      (3,820,838)    (4,443,108)
                                   -----------      -----------    -----------
      Net deferred tax asset       $        --      $        --    $        --
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

                            SCHEDULE 14A INFORMATION

           Proxy Statement Pursuant to Section 14(a) of the Securities
                     Exchange Act of 1934 (Amendment No. )

Filed by the Registrant [X]

Filed by a Party other than the Registrant [_]

Check the appropriate box:

      [_]   Preliminary Proxy Statement

      [_] Confidential, for Use of the Commission Only (as permitted by Rule 14a-6(e)(2))

      [X]   Definitive Proxy Statement

      [_]   Definitive Additional Materials [ ]Soliciting Material Pursuant to
            Section 240.14a-12

                   LONG ISLAND PHYSICIAN HOLDINGS CORPORATION
                (Name of Registrant as Specified in Its Charter)

--------------------------------------------------------------------------------
    (Name of Person(s) Filing Proxy Statement, if other than the Registrant)

Payment of Filing Fee (Check the appropriate box):

[_]   No fee required.

[_]   Fee computed on table below per Exchange Rules 14a-6(i)(4) and 0-11.

      1)    Title of each class of securities to which transaction applies:

      2)    Aggregate number of securities to which transaction applies:

      3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (Set forth the amount on which the filing fee is calculated and state how it was determined):

      4)    Proposed maximum aggregate value of transaction: 5) Total fee paid:

[_]   Fee paid previously with preliminary materials.

[_] Check box if any part of the fee is offset as provided by Exchange Act Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

      1)    Amount Previously Paid:

      2)    Form, Schedule or Registration Statement No.:

      3)    Filing Party:

      4)    Date Filed:

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

                                 PROXY STATEMENT

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

     Name                      Age    Position with the Company

     Paul Kolker, M.D          68     President, Treasurer and Chairman
       of the Board
     Paul Accardi              49     Executive Vice President, CEO, COO of MDNY
     Concetta Pryor            36     CFO; CFO and VP-Finance of MDNY
     Ronald R. Perrone, M.D.   56     Medical Director of MDNY
     Marci Haas                43     COO of MDNY
     Amy Koreen, M.D.          42     Secretary and Director
     Franco Gallo, M.D.        42     Vice President and Director

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

                           SUMMARY COMPENSATION TABLE

                                                                      Long Term
                               Annual Compensation                   Compensation

                                                              Securities
                                                       Other Annual Underlying    All Other
Name                        Year    Salary      Bonus    Compensation Options   Compensation***
Paul Kolker, M.D            2004         $0         $0         $0          0       $109,038
*President and Chairman     2003         $0         $0         $0          0             $0
                            2002         $0         $0         $0          0             $0
Concetta Pryor              2004   $267,100^^   $5,000         $0         --         $5,400
**Chief Financial Officer   2003   $250,970        $--         $0         --         $1,350
                            2002        $--        $--         $0         --            $--
--                          $ --
Paul Accardi                2004   $360,000    $10,000         $0          0         $6,000
Executive Vice President,   2003   $360,000    $60,000         $0          0         $6,000

  CEO, MDNY                 2002   $360,000    $10,000         $0          0         $6,000
Ronald R. Perrone           2004   $290,000    $10,000         $0          0         $6,000
Medical Director, MDNY      2003   $290,000    $50,000         $0          0         $6,000
                            2002   $290,000    $10,000         $0          0         $6,000
Marci Haas
  COO, MDNY                 2004   $203,675^^   $5,000         $0         $5,400
                            2003   $191,085          $         $0         $1,350
                            2002        $--        $--        $--            $--        $--

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

                                        Number of Shares
                                           Underlying
                                          Unexercised             Value of
                  Shares                   Options at            Unexercised
                 Acquired              December 31, 2004         In-the-Money
                    On       Value      Exercisable("E")/         Options at
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

                                      Amount and Nature
                                 of Beneficial Ownership(1) Percent of Class (1)
Beneficial Owner(2)                    Class A   Class B      Class A  Class B

Paul A. Accardi                            0          0           0         0
William Brennan, D.C                       1          3           *         *
Salvatore J. Caravella, M.D                1          2           *         *
Franco Gallo, M.D                          1          2           *         *
Robert A. Jason, M.D. (3)                  1        502           *      12.4
Gregory Kalmar, D.D.S                      1          0           *         *
Paul Kolker, M.D.(3)                       1        502           *      12.4
Amy Koreen, M.D                            1          2           *         *
LIPH Bridge Partners, Inc.                 0        500           0      12.4
Michael Polcino, M.D                       1          2           *         *
Ronald R. Perrone, M.D.(3)                 1        502           *      12.4
Concetta Pryor                             0          0           0         0
Rosario Romano, M.D                        1         13           *         *
Robert Sarnataro, M.D                      1          4           *         *
Gary Wohlberg, M.D                         1          2           *         *
All officers and directors
as a group (14 persons)                   12        536(3)        *      13.3(3)

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

                              FOR [_] WITHHOLD [_]

(INSTRUCTION: TO WITHHOLD AUTHORITY TO VOTE FOR ANY ONE OR MORE INDIVIDUAL NOMINEE(S), WRITE THAT NOMINEE'S NAME IN THE SPACE PROVIDED BELOW.)

--------------------------------------------------------------------------------

      PROPOSAL 2: Proposal to approve the appointment of PricewaterhouseCoopers LLP as the Company's auditors for the 2005 fiscal year.

                         FOR [_] AGAINST [_] ABSTAIN [_]

THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" EACH NOMINEE FOR DIRECTOR NAMED IN PROPOSAL 1 AND "FOR" PROPOSAL 2.

Dated: __________, 2005

                                                --------------------------------
                                                Signature or Signatures

Executors, administrators, trustees, guardians, attorneys and agents should give their full titles and submit evidence of appointment unless previously furnished to the Company or its transfer agent.