Form 10-Q
period 2005-03-31
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2006-03-14
CIK 1006868

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

                   For the quarter period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: As of May 15, 2005 there were 1,798 shares of Class A common stock and 4,044 shares of Class B common stock outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets                                            3
        Consolidated Statements of Operations (unaudited)                      4
        Consolidated Statements of Cash Flows (unaudited)                      5
        Notes to Consolidated Financial Statements (unaudited)               6-9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           9-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk            16

Item 4. Controls and Procedures                                               16

PART II OTHER INFORMATION

Item 6. Exhibits                                                              17

SIGNATURES and CERTIFICATIONS                                              18-23

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Long Island Physician Holdings Corporation
                           Consolidated Balance Sheets
                      March 31, 2005 and December 31, 2004

                                                     March 31,      December 31,
                                                       2005             2004
                                                   ------------    -------------
                                                    (Unaudited)
Assets

Cash                                               $  2,340,889    $  1,334,326

Premium receivables
(net of allowances of approximately
$1,550,000 in 2005 and $1,495,000 in 2004)            7,892,632       6,705,130

   Reinsurance recoverables                             101,378         146,547
   Payments in excess of capitation                   1,400,000       1,750,000
   Prepaid expenses and other current assets          2,483,222       2,463,596
                                                   ------------    ------------

   Total current assets                              14,218,121      12,399,599
 Property plant and equipment, net                      293,116         303,061
 Restricted cash and cash investments                 5,834,072       5,817,203
 Payments in excess of capitation,
   net of current portion                            16,618,003      16,710,928

                                                   ------------    ------------
   Total assets                                    $ 36,963,312    $ 35,230,791
                                                   ============    ============
Liabilities and Stockholders' Equity:
   Medical claims payable                          $ 21,722,721    $ 20,476,052
   Public goods payable                               4,474,933       4,725,026
   Unearned premium revenue                           2,177,115       1,885,423
   Accounts payable and accrued expenses              2,786,270       2,546,476

                                                   ------------    ------------
   Total current liabilities                         31,161,039      29,632,977
Note payable and accrued interest                     3,482,859       3,450,673

                                                   ------------    ------------
   Total liabilities                                 34,643,898      33,083,650

Minority interest in MDNY Healthcare, Inc.            1,282,965       1,209,364
Stockholders' equity
   Class A common stock, $.001 par value;
     10,000 shares authorized, 1,798 issued
     and outstanding                                          2               2
   Class B common stock, $.001 par value;
     25,000 shares authorized, 4,044 issued
     and outstanding                                          4               4
Additional paid-in capital                           11,478,536      11,478,536
Accumulated deficit                                 (10,442,093)    (10,540,765)
                                                   ------------    ------------
     Total stockholders' equity                       1,036,449         937,777
                                                   ------------    ------------
     Total liabilities and stockholders' equity    $ 36,963,312    $ 35,230,791
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2005 and 2004

                                                         Three months ended
                                                              March 31,
                                                    ----------------------------
                                                       2005             2004
                                                    (Unaudited)      (Unaudited)

Revenue:
  Premiums earned                                   $29,887,981     $35,078,863
                                                    -----------     -----------
Expenses:
  Medical services expense                           25,182,344      29,767,156
  Commissions expense                                 1,245,197       1,393,306
  General and administrative expenses                 3,307,958       3,471,699
  Depreciation                                           26,132          25,304
                                                    -----------     -----------
  Total expenses                                     29,761,631      34,657,465
                                                    -----------     -----------
Operating  income                                       126,350         421,398
  Investment and other income                            48,873         169,269
                                                    -----------     -----------
  Income  before income taxes
    and minority interest                               175,223         590,667

Provision for income taxes                               (2,950)        (32,631)
Minority interest in income(loss)
  of subsidiary                                         (73,601)       (168,008)
                                                    -----------     -----------
  Net income                                             98,672         390,028
                                                    ===========     ===========

  Basic and diluted income per share                        $17             $67
  Basic and diluted weighted average shares                5842            5842

The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2005 and 2004

                                                         Three months ended
                                                              March 31,
                                                       2005             2004
                                                    -----------     ------------
Cash flows from operating activities:               (Unaudited)      (Unaudited)

Net  income                                        $     98,672    $    390,028
Adjustment to reconcile net income to net cash
provided (used in) by operating activities:
  Depreciation                                           26,132          25,304
  Minority interest in income (loss)
    of subsidiary                                        73,601         168,007
Changes in operating assets and liabilities:

  Payments in excess of capitation                      442,925         229,700
  Reinsurance recoverable                                45,169         130,394
  Premium receivables                                (1,187,502)      1,302,486
  Prepaid expenses and other current assets             (19,626)       (327,406)
  Medical claims payable                              1,246,669      (3,255,202)
  Public goods payable                                 (250,093)      1,190,352
  Unearned premium revenue                              291,692         306,605
  Accounts payable and accrued expenses and
    accrued interest                                    271,980         141,919
                                                   ------------    ------------
Net cash provided (used in) by
  operating activities                                1,039,619      (2,684,215)
                                                   ------------    ------------
Cash flows from investing activities:
Decrease in restricted cash and investments             (16,869)       (135,305)
Purchase of property and equipment                      (16,187)        (32,983)
                                                   ------------    ------------

Net cash used in investing activities                   (33,056)       (168,288)
                                                   ------------    ------------
Cash flows from financing activities:
Payments on capital lease obligations                        --          (1,479)
                                                   ------------    ------------
Net cash used in financing activities                        --          (1,479)
                                                   ------------    ------------
Net change in cash and cash equivalents               1,006,563       2,514,448
                                                   ------------    ------------
Cash beginning of period                              1,334,326       1,575,080
                                                   ------------    ------------
Cash end of period                                 $  2,340,889    $  4,089,528
                                                   ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements

                   Long Island Physician Holdings Corporation
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

      Background

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") was formed in December 1994 in the State of New York as a holding company for purposes aimed at advancing the delivery of healthcare on Long Island, New York (Nassau and Suffolk counties). The Company is owned by individual physicians residing in New York State. The accompanying consolidated financial statements include the activity of the Company and its majority owned subsidiary, MDNY HealthCare, Inc. ("MDNY"), a health maintenance organization. The Company owns 67% of the stock of MDNY. The Company is exclusively a holding company whose principal asset is its investment in MDNY and conducts no operating activities of its own. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. LIPH, MDNY and CHNLI have entered into a Stock Purchase Agreement dated as of December 31, 2004 (the "Stock Purchase Agreement") pursuant to which LIPH has agreed, among other things, to purchase CHNLI's stock in MDNY. The Stock Purchase Agreement remains subject to approval from the Attorney General's office. At March 31, 2005, MDNY had 34,492 members, comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans.

      The interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K. The Company's legal and other professional costs are funded by MDNY. Year to date costs as of March 31, 2005 were $14,241. Total costs incurred by MDNY on behalf of LIPH were $578,950. These amounts are fully reserved for on MDNY's financials as of March 31, 2005.

      Earnings Per Share

      Basic and diluted income (loss) per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At March 31, 2005 and December 31, 2004, the Company had outstanding stock options to purchase 1,041 shares of Class B common stock that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

      New Accounting Standards

      In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets" ("SFAS No. 153"), an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. SFAS No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that SFAS No. 153 will have a material impact on its results of operations or cash flows.

      In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS 143, "Accounting for Asset Retirement Obligations", and therefore should be recognized if their fair value is reasonably estimable. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not expect the provisions of FIN 47 to have a material impact on our consolidated financial statements.

      In May 2005, the FASB issued SFAS No. 154, " Accounting Changes and Error Corrections" ("SFAS No. 154"), a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123 (R), which amends FASB Statement Nos. 13 and 95. FAS No. 123 (R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in FAS No. 123 (R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Consolidated Statements of Cash Flows. FAS No. 123 (R) will be effective for the first quarter of 2006. All options outstanding at December 31, 2004 expired July 1, 2005 and no additional options were issued.

Going Concern

      The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a substantial working capital deficit, and has incurred cumulative losses since inception and continues to decline in enrollment. Furthermore as a result of the New York Women's Health and Wellness Act, MDNY is obligated to provide contraceptive drugs and devices to its members which is in conflict with the ethical policies of the Diocese of Rockville Centre (the "Diocese"), to which CHNLI and CHSLI are subject. Therefore the Company, MDNY and CHNLI executed the Stock Purchase Agreement so as to allow CHNLI to exit as an MDNY shareholder. The Diocese allowed its subscriber contract with MDNY to expire on December 31, 2004 resulting in the loss of approximately 3,800 members. Catholic Health Services of Long Island, Inc. ("CHSLI"), an affiliate of CHNLI, on behalf of five catholic hospitals that act as providers to MDNY (the "Hospitals"), will not renew the respective Hospital subscriber contracts with MDNY upon expiration thereof on January 1, 2006. MDNY will continue to provide health care insurance to the employees of the Hospitals through 2005. At March 31, 2005 and December 31, 2004 CHSLI had 6,565 and 7,450 members enrolled in MDNY. Premiums from the Hospitals account for 18% of total premiums earned by MDNY for the first quarter ended March 31, 2005. The expiration of these contracts with the Hospitals on January 1, 2006 and the resulting loss of business will have a material adverse affect on MDNY's financial condition.

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

      NYSID has not issued a new or revised Regulation 146 with respect to years subsequent to 2004. Therefore as of March 31, 2005, the Company has not recorded any impact related to the stabilization pools.

      In January 2005, MDNY entered into a new agreement with a financial advisor to pursue potential partnerships, investments in and/or acquisitions of MDNY. MDNY is considering proposals from potential equity investors. There is no assurance that any equity investment will be completed on terms acceptable to MDNY and its shareholders, if at all.

Management continues to work on efforts to reduce operating and medical expenses primarily relating to staffing reductions and renegotiation of provider contracts. However, without the investment of sufficient additional capital to enable MDNY to compete effectively, it is uncertain whether MDNY's business and financial condition will improve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Company Overview

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") is a New York corporation formed in December 1994 and owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY HealthCare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO") that operates in Nassau and Suffolk counties, New York. The financial statements of MDNY are consolidated into the audited financial statements of the Company. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. As of December 31, 2004 membership was approximately 40,447. At March 31, 2005, MDNY had approximately 34,492 members ("Members"), comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans.

      The Company is affiliated with LIPH, LLC (the "LLC"), a New York limited liability company formed in December 1996. Upon the formation of the LLC, the shareholders of the Company owned all of the membership interests in the LLC. The assets of the LLC consist of the stock in three independent practice associations, Island Practice Association, I.P.A., Inc. ("Island IPA"), Island Behavioral Health Association IPA, Inc. (currently inactive) and Island Dental Professional Association IPA, Inc. (the "IPAs"). MDNY has entered into various contractual arrangements (the "Professional Services Agreements") with the IPAs to arrange for the provision of applicable health care and administrative services to the Members of MDNY.

      MDNY's ability to achieve profitability depends principally on reducing its medical expenses as a percentage of its premium revenue (the "medical loss ratio" or "MLR"), growing enrollment and effectively managing its administrative costs. During 2005, enrollment continued to decline. This was primarily the result of the loss of the Diocese membership, totaling 3,800 effective December 31, 2004. As a result of the continued enrollment decline, MDNY continued to implement programs to reduce administrative costs. For the three months ended March 31, 2005, the Company reported a profit of $98,672. This small profit was the result of better than anticipated medical costs of the prior year which was realized in the first quarter of 2005. These prior year medical cost totaled approximately $935,000. MDNY's medical loss ratio was 84.3% and 84.9%, respectively, for the three months ended March 31, 2005 and 2004. As of March 31, 2005 and 2004 enrollment was 34,492 and 43,019 respectively.

MDNY's negative working capital deficit decreased from approximately $17.2 at December 31, 2004 to approximately $16.6 and March 31, 2005. This decrease is primarily the result of the increase in cash position at March 31, 2005. This increase in cash is directly related to the timing of the processing of claim payments.

Recent Developments

      As a condition to continued licensure by the New York State Insurance Department ("NYSID"), MDNY must maintain certain required reserves described below to protect its subscribers in the event MDNY is unable to meet its obligations.

Escrow Deposit Reserve Requirement

      In accordance with the NYSID regulations, the Company is required to maintain certain amounts on deposit in an escrow account for the protection of enrollees, equal to 5% of projected medical expenditures of the following year or $100,000, whichever is greater. The Company had approximately $5,834,000 and $5,817,000 of money market funds on deposit in escrow as of March 31, 2005 and December 31, 2004, respectively. These funds are included in the consolidated balance sheets as restricted cash and cash equivalents. The Company met the escrow deposit requirement of $5.1 million at December 31, 2004, calculated as 5% of an approximate $102 million in projected medical expenditures for 2005.

Contingent Reserve Requirement

      The Company is required to maintain a contingent reserve fund which should be increased in an amount equal to 1% of net premium revenue at year end but not to exceed 5% ( 7% if out of network coverage is written by the company other than Direct Point Of Service of net premium revenue reported for the year). This contingent reserve requirement shall be deemed to have been met if the statutory net worth of the Company equals or exceeds the contingent reserve requirement. According to New York Codes of Rules and Regulations, if the contingent reserve fund is less than the escrow deposit account, the escrow deposit account may be used to offset the contingent reserve fund. The Company received approval from the NYSID in November 2004, to report the contingent reserve at 5% of the 2003 net premium written as the Company does sell out of network benefit plans other than Direct Point Of Service. As such, the Company continues to report its contingent reserve at 5% of net Premiums for the year ended December 31, 2004. At December 31, 2004, the contingent reserve fund requirement was greater than the escrow deposit account. As statutory net assets of the Company were $5.3 million and $5.4 million at March 31, 2005 and December 31, 2004, the Company did not meet the contingent reserve fund requirement of $6.7 million.

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

      In light of this conflict, CHNLI has executed the Stock Purchase agreement so as to allow CHNLI to withdraw as an MDNY shareholder. The Company, MDNY and CHNLI entered into a Stock Purchase Agreement dated as of December 31, 2004.Pursuant to the Stock Purchase Agreement, LIPH will purchase from CHNLI all shares of Class B common stock of MDNY owned by CHNLI, and CHNLI will contribute to the capital of MDNY, and for cancellation, a Subordinated Note dated December 18, 1997 made by MDNY in favor of CHNLI in the original principal amount of $1.4 million, together with all interest accrued thereon (the "Section 1307 Contribution"). Upon the closing of such purchase, LIPH will be the sole stockholder of MDNY.

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

      Upon closing of the purchase of the Class B shares, the Certificate of Incorporation and By-laws of MDNY and the composition of MDNY's Board of Directors will be modified to reflect, among other things, that CHNLI is no longer a shareholder in MDNY and the composition and number of MDNY's Directors will be changed to include the requisite number of enrollee representatives. Approval from the Attorney General of the State of New York and the Supreme Court of the State of New York is still pending to satisfy the conditions for closing the agreement.

      On October 6, 2004, the Diocese notified MDNY that the Diocese will not renew its subscriber contract with MDNY upon expiration thereof effective January 1, 2005 and that the Diocese had chosen another entity to act as its third party administrator to administer the Diocesan lives on a self insured basis after January 1, 2005. The Diocese had approximately 3800 members as of December 31, 2004 and represented approximately 10% of MDNY's premiums for 2004. ..In addition, MDNY also provides health care insurance to the employees of the Hospitals affiliated with CHSLI. t CHSLI, on behalf of the Hospitals, will not renew their current subscriber contract with MDNY upon expiration thereof effective January 1, 2006.. CHSLI and the Hospitals have 6,565 members as of March 31, 2005 and represent approximately 20% of MDNY's premiums for 2005. The loss of the CHSLI business will have a material adverse effect on MDNY's business and financial condition.

      MDNY has incurred a small profit through March 31, 2005 totaling $98,872. This profit is primarily the result of better than anticipated medical loss ratio (MLR) for the first quarter 2005 compared to the first quarter 2004. The MLR for the period ended March 31, 2005 was 84.3% compared to 84.9% for the same comparative time period in 2004. Enrollment as of March 31, 2005 was 34,492 down 15% from 40,447 at December 31, 2004. The Company believes that the decline in enrollment is largely attributable to the fact that MDNY lacks the resources and capacity to compete with larger, better capitalized competitors and that MDNY's
Article 44 HMO license restricts MDNY from offering innovative, competitive products. In order to offer competitive products, the Company believes that MDNY would need to obtain an Article 42 license, which would require additional capital to meet Article 42 reserve requirements. Financial advisors and potential investors have informed MDNY that any investment by a third party in MDNY might require a significant restructuring of MDNY including CHNLI's prior withdrawal as an MDNY shareholder and might entail the reduction of LIPH's equity interest in MDNY to a minority position. Without the investment of sufficient additional capital to enable MDNY to compete effectively, the Company believes that MDNY's business and financial condition is unlikely to improve. MDNY has engaged a financial advisor to assist in effecting an investment in or acquisition of MDNY that would result in the adequate capitalization of MDNY and the possible reduction of LIPH's equity interest in MDNY to a minority position. Certain transactions are currently under consideration but there can be no assurance that the Company and MDNY will be able to effect any such transaction on terms satisfactory to the Company, if at all.

      MDNY continues to analyze potential reductions in administrative costs and ,other ways to control medical expenses through arrangements with its affiliated IPAs and with non-IPA primary care physicians, with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers. There is no assurance that such actions will achieve positive results from operations or adequate working capital and equity.

Recovery and Subordination Agreement

      With respect to years prior to 2001, MDNY was contractually obligated to pay a capitated amount to Island IPA for covered services provided by participating providers. Through 2001, however, MDNY continued to pay medical claims to Island IPA relating to claims with dates of service prior to January 1, 2001 in excess of capitated amounts for years prior to 2001. These payments resulted from medical claim obligations due by Island IPA to providers of approximately $23.2 million at December 31, 2001, reflected in MDNY's financial statements as payments in excess of capitation as of December 31, 2001 (the "Island Debt"). NYSID's position was that the Island Debt should be carried on the financial statements of MDNY as a liability of MDNY and not of Island IPA, causing MDNY to be deficient in its reserves. This profit is primarily the result of better than anticipated medical loss ratio (MLR) for the first quarter 2005 compared to the first quarter 2004. The MLR for the period ended March 31, 2005 was 84.3% compared to 84.9% for the same comparative time period in 2004.

      In order to meet NYSID's concerns, MDNY converted the capitation-based contract with Island IPA to a fee for service based IPA Participation Agreement effective January 1, 2001.

      With NYSID's approval, MDNY, Island IPA and CHSLI, entered into a Recovery and Subordination Agreement (the "Recovery and Subordination Agreement"), dated July 12, 2001 and effective January 1, 2002. The Recovery and Subordination Agreement provides, among other things, as follows: (i) Island IPA is required to pay the Island Debt pursuant to a Repayment Plan whereby Island IPA is obligated to withhold, and remit to MDNY, 5% of all payments due to Island IPA participating providers (the "IPA Withhold"), MDNY will make claims payments to Island IPA or its participating providers on a fee-for-service basis, MDNY is required to pay Island IPA a $1.50 per member per month network access fee, and Island IPA is required to pay to MDNY the net revenue it receives from sources other than MDNY; (ii) until the Island Debt is repaid, Island IPA, Island IPA's participating providers and the Hospitals agreed (a), in the event that MDNY becomes insolvent (pursuant to a court approved order or admits its inability to pay its debts), to subordinate their rights to payment by MDNY of outstanding claims (including IBNR) to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt, and (b) that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals; and (iii) the amount of the Island Debt outstanding from time to time will be carried on the financial statements of MDNY as an admitted asset. The aggregate amount owed by MDNY to the subordinating parties in the form of medical claims payable was approximately $15 million and $18.5 million as of March 31, 2005 and December 2004, respectively.

      MDNY recognized an initial receivable of approximately $23.2 million, which represented actual claims paid in 2001 to Island IPA participating providers with dates of service prior to January 1, 2001. As of March 31, 2005 and December 31, 2004, the Island Debt was $18 million and $18.4 million respectively. The $400,000 reduction of the Island Debt since December 31, 2004 is the result of the IPA Withhold paid for the three months ended March 31, 2005. As of March 31, 2005 and December 31, 2004, no payment by MDNY to Island IPA for network access fees has been made or will be required to be made to Island IPA. In addition, Island IPA has not received any income from other sources as of March 31, 2005 and December 31, 2004 respectively.

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

      The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the three month period ended March 31, 2005 and 2004:

                                                          2005            2004
                                                        -------         -------
Revenues:
Premiums earned                                             100%          100.0%

Expenses:
                                                        -------         -------
IPA Medical claims expense                                 84.3            84.9
Commissions expense                                         4.2             4.0
General and administrative expenses                        11.1             9.9
Depreciation                                                 .1              .1
                                                        -------         -------
  Total expenses                                           99.7            98.9
  Operating  income                                          .3             1.1
Investment and other income                                  .2              .5
Income before income taxes/minority interest                 .5             1.6
                                                        -------         -------
Provision for income tax expense
Minority interest in income of subsidiary                   (.2)           (0.5)
                                                        -------         -------
Net income                                                   .3             1.1%
                                                        -------         -------
Statistical data:
  Enrollment (HMO and POS)                               34,492          43,019
  HMO enrollment                                         32,028          38,979
  POS enrollment                                          2,464           4,040
  ASO enrollment                                             --              --
  Member months                                         103,355         129,668
  *Medical loss ratio                                      84.3            84.9
  **Administrative loss ratio                              15.4            13.9

 * Medical loss ratio- Medical expense and net reinsurance divided by total premium

** Administrative loss ratio-Commission expense, depreciation, and general administrative expense divided by total premium

Comparison of three months ended March 31, 2005 and 2004

      Revenues for the three months ended March 31, 2005 were $29,887,981 down 15% from $35,078,863 during the same period in the prior year. Enrollment totaled 34,492 at March 31, 2005 down 20% from 43,019 at March 31, 2004. Premium revenues decreased $5,190,882 as a result of the decline in enrollment offset by premium rate increases in 2005. Premium yields for the first quarter increased 7% to $289 on a pmpm (per member per month) basis from $270 compared to the first quarter 2004.

      Total expenses for the quarter ended March 31, 2005 were $29,761,631 down 14% from $34,657,465 for the same period in the prior year. This decrease in expenses is primarily the result of declines in medical costs associated with the decline in enrollment. Medical claim expense as a percent of premium revenues was 84.3% for the first quarter 2005 compared to 84.9% for the first quarter 2004. Medical costs stated on a pmpm basis increased to $243 for the first quarter 2005 from $229 during the same period in the prior year, a 6% increase. This increase in pmpm medical costs is the result of higher medical costs.

      Commissions as a percent of premium was approximately 4.2% for the first quarter 2005 compared to 4.0% for the three months ended 2004. The loss of the Diocese membership effective January 1, 2005 resulted in, a higher proportion of the enrollment and premium remaining in the plan to be generated through general agents, brokers, and associations. The percentage of enrollment through brokers and general agents was approximately 81% as of March 31, 2005 compared to 73% at March 31, 2004

      Net income for the first quarter of 2005 totaled $98,672 compared with a net income of $390,028 for the first quarter 2004. This profit is primarily the result of better than anticipated medical loss ratio (MLR) for the first quarter 2005 compared to the first quarter 2004. The MLR for the period ended March 31, 2005 was 84.3% compared to 84.9% for the same comparative time period in 2004.

      Total general administrative costs decreased 4.8% to $3,307,958 for the quarter ended March 31, 2005 compared to $3, 471,699 as of March 31, 2004. Although total general and administrative costs decreased, general and administrative costs stated as a percent of premium increased to 11.1% for the first quarter 2005 compared to 9.9% for the first quarter 2004. This increase is primarily the result of a continued decline in enrollment through the first quarter 2005.

Liquidity and Capital Resources

      Cash and cash equivalents as of March 31, 2005 increased to $2,340,889 from $1,334,326 at December 31, 2004. The increase of $1,006,563 in net cash and cash equivalents is directly related to the timing of the receipt of premium payments and the processing of claim payments.

      MDNY had a negative working capital of $16.9 million at March 31, 2005 compared to a negative working capital of $17.2 million at December 31, 2004. The decrease in negative working capital is the result of the increase in cash balances from December 2004 to March 2005. This increase is strictly related to the timing of claim payments.

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

      Meeting the reserve requirements is a condition for continued licensure and that MDNY's failure to meet the contingent reserve fund requirement could cause the NYSID or DOH to require more frequent reporting and, if necessary, require MDNY to develop for approval a corrective action plan to cure the impairment. However, should NYSID and DOH determine that MDNY is insolvent; they could issue a Notice of Termination and direct MDNY to perform an orderly shutdown. The NYSID has not issued any such notice to MDNY.

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and is payable quarterly. These loans together with the accrued interest brought MDNY's March 31, 2005 statutory net worth to $5.3 million compared to the NYSID required net worth of $6.7 million. (Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID).

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

      The Company's revenues primarily recognized during the period in which MDNY is obligated to provide services to subscribers. Premiums collected are in advance are deferred and recorded as unearned premium revenue in the balance sheet. Due to the nature of MDNY's business, several of the Company's accounting policies, primarily relating to costs of claims incurred but not reported and allowance for doubtful accounts associated with premium and reinsurance receivables, involve significant estimates and judgments. These accounting policies have been described in our 2004 Annual Report on Form 10-K.

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

      Impact of New Accounting Standards

      In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets" ("SFAS No. 153"), an amendment of Accounting Principles Board ("APB") Opinion No. 29. In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). In May 2005, the FASB issued SFAS No. 154, " Accounting Changes and Error Corrections" ("SFAS No. 154"), a replacement of APB Opinion No. 20 and FASB Statement No. 3. The impact of the above referenced accounting standards is discussed in Note 1 to the interim consolidated financial statements.

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

      See also the matters referred to throughout Item 1 of the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      In the normal course of operations, MDNY is exposed to market risks arising from adverse changes in interest rates primarily through its borrowing activities and minimally through its short-term investments. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of March 31, 2005, MDNY's only borrowings were under two promissory notes from LIPH, LLC and CHNLI, in the original aggregate principal amount of $2.4 million, which accrue interest at the prime rate. At March 31, 2005, total principal and interest due LIPH, LLC and CHNLI was approximately $1.4 million and $2.1 million, respectively. A 100 basis point increase in interest rates, applied to MDNY's borrowings at March 31, 2005, would result in an increase in annual interest expense and a corresponding reduction in cash flow (were such interest to be paid) of approximately $24,000. The Company believes that MDNY's exposure to market risk relating to interest rate risk is not material.

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

      In light of the continued uncertainty between January 2005 and July 13, 2005 regarding MDNY's potential obligations to the Stabilization Pools and the related regulatory and financial statement disclosure implications, LIPH was unable to complete its Annual Report on Form 10-K for the year ended December 31, 2004 prior to the scheduled filing date. This uncertainty together with the termination of the Company's auditor in November 2005 resulted in the Company being unable to complete its Reports on From 10-Q for the quarters ended, March 31, June 30 and September 30 prior to the scheduled filing dates. There has been no significant change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6. (a) Exhibits. The following exhibits to this report are being filed with this report.

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

      LONG ISLAND PHYSICIAN HOLDINGS CORPORATION

  By: /s/ PAUL KOLKER, M.D.
      --------------------------------------------
      Name:  Paul Kolker, M.D.
      Title:   President and Chief Executive Officer

      Date: ____________________________

                                  Exhibit Index

Exhibit No. Description

31.1        Chief Executive Officer Rule 13a-14(a)/Rule 15d-14(a) Certification

31.2        Chief Financial Officer Rule 13a-14(a)/Rule 15d-14(a) Certification

32.1        Chief Executive Officer Section 1350 Certification

32.2        Chief Financial Officer Section 1350 Certification