Form 10-Q
period 2005-06-30
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2006-03-14
CIK 1006868

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

                   For the quarter period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: As of August 15, 2005 there were 1,798 shares of Class A common stock and 4,044 shares of Class B common stock outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at June 30, 2005
        (unaudited) and December 31, 2004                                      3
        Consolidated Statements of Operations (unaudited)                      4
        Consolidated Statements of Cash Flows (unaudited)                      5
        Notes to Consolidated Financial Statements (unaudited)               6-9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           9-16

Item 3. Quantitative and Qualitative Disclosures about Market Risk            16

Item 4. Controls and Procedures                                               17

PART II OTHER INFORMATION

Item 6. Exhibits                                                              18

SIGNATURES, and CERTIFICATIONS                                             19-24

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Long Island Physician Holdings Corporation
                           Consolidated Balance Sheets
                       June 30, 2005 and December 31, 2004

                                                     June 30,      December 31,
                                                       2005            2004
                                                   ------------    ------------
Assets                                              (unaudited)

Cash                                               $  1,278,346    $  1,334,326

Premium receivables
(net of allowances of approximately
$1,400,000 in 2005 and $1,495,000 in 2004)            8,084,709       6,705,130

  Reinsurance recoverables                               81,516         146,547
  Payments in excess of capitation                    1,400,000       1,750,000
  Prepaid expenses and other current assets           2,635,063       2,463,596

                                                   ------------    ------------
    Total current assets                             13,829,634      12,399,599
  Property plant and equipment, net                     289,771         303,061
  Restricted cash and cash investments                5,856,370       5,817,203
  Payments in excess of capitation, net of
    current portion                                  16,257,451      16,710,928

                                                   ------------    ------------
    Total assets                                   $ 35,883,226    $ 35,230,791
                                                   ============    ============
Liabilities and Stockholders' Equity:
  Medical claims payable                           $ 21,417,380    $ 20,476,052
  Public goods payable                                4,406,877       4,725,026
  Unearned premium revenue                            2,245,715       1,885,423
  Accounts payable and accrued expenses               2,272,871       2,546,476
                                                   ------------    ------------

    Total current liabilities                        30,342,843      29,632,977
Note payable and accrued interest                     3,518,251       3,450,673

                                                   ------------    ------------
    Total liabilities                                33,861,094      33,083,650

Minority interest in MDNY Healthcare, Inc.            1,168,771       1,209,364
Stockholders' equity
  Class A common stock, $.001 par value;
    10,000 shares authorized, 1,798 issued
    and outstanding                                           2               2
  Class B common stock, $.001 par value;
    25,000 shares authorized, 4,044 issued
    and outstanding                                           4               4
Additional paid-in capital                           11,478,536      11,478,536
Accumulated deficit                                 (10,540,765)    (10,625,181)
                                                   ------------    ------------

  Total stockholders' equity                            853,361         937,777
                                                   ------------    ------------

  Total liabilities and stockholders' equity       $ 35,883,226    $ 35,230,791
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Operations
            Three months and Six months Ended June 30, 2005 and 2004

                                                                  Three months ended                       Six months ended
                                                                       June 30,                                June 30,
                                                           --------------------------------        --------------------------------
                                                               2005                2004                2005                2004
                                                           ------------        ------------        ------------        ------------
                                                                     (unaudited)                              (unaudited)
Revenue:
  Premiums earned                                          $ 29,464,966        $ 33,612,580        $ 59,352,947        $ 68,691,443
                                                           ------------        ------------        ------------        ------------
Expenses:
  Medical services expense                                   25,418,827          29,229,768          50,601,171          58,996,924
  Commissions expense                                         1,223,896           1,343,810           2,469,093           2,737,116
  General and administrative expenses                         3,119,366           3,312,692           6,427,324           6,784,391
  Depreciation                                                   27,249              25,870              53,381              51,174
                                                           ------------        ------------        ------------        ------------
  Total expenses                                             29,789,338          33,912,140          59,550,969          68,569,605
                                                           ------------        ------------        ------------        ------------
Operating income (loss)                                        (324,372)           (299,560)           (198,022)            121,838
  Investment and other income                                    28,590             (80,773)             77,463              88,556
                                                           ------------        ------------        ------------        ------------
   Income (loss) before income taxes
     and minority interest                                     (295,782)           (380,273)           (120,559)            210,394
Provision for income taxes                                        1,500              31,500               4,450              64,131
Minority interest in (income) loss
  of subsidiary                                                 114,193             133,577              40,593             (34,431)
                                                           ------------        ------------        ------------        ------------
  Net income (loss)                                            (183,089)           (278,196)            (84,416)            111,832
                                                           ============        ============        ============        ============

  Basic and diluted income per share                       $     (31.34)       $     (47.64)       $     (14.45)       $      19.15
  Basic and diluted weighted average shares                        5842                5842                5842                5842

The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Cash Flows
                     Six months Ended June 30, 2005 and 2004

                                                         Six months ended
                                                             June 30,
                                                       2005            2004
                                                   ------------    ------------
                                                   (unaudited)     (unaudited)
Cash flows from operating activities:

Net income (loss)                                  $    (84,416)   $    111,832
Adjustment to reconcile net income
to net cash provided by
operating activities:
  Depreciation                                           53,381          51,174
  Minority interest in income (loss)
  of subsidiary                                         (40,593)         34,431
Changes in operating assets and liabilities:
  Due from Catholic Health Services of Long Island                    2,382,027
  Payments in excess of capitation                      803,477         795,563
  Reinsurance recoverable                                65,031         337,525
  Premium receivables                                (1,379,579)      2,362,885
  Prepaid expenses and other current assets            (171,467)        745,402
  Medical claims payable                                941,328      (5,409,191)
  Public goods payable                                 (318,149)        220,004
  Unearned premium revenue                              360,292          65,335
  Accounts payable and accrued expenses
  and accrued interest                                 (206,026)       (456,859)
                                                   ------------    ------------
Net cash provided by operating activities                23,279       1,240,128
                                                   ------------    ------------
Cash flows from investing activities:
Increase in restricted cash and investments             (39,167)       (161,483)
Purchase of property and equipment                      (40,092)        (96,974)
                                                   ------------    ------------
Net cash used in investing activities                   (79,259)       (258,457)
                                                   ------------    ------------
Cash flows from financing activities:
Payments on capital lease obligations                        --          (1,479)
                                                   ------------    ------------
Net cash used in financing activities                        --          (1,479)
                                                   ------------    ------------
Net change in cash and cash equivalents                 (55,980)        980,192
                                                   ------------    ------------
Cash beginning of period                              1,334,326       1,575,080
                                                   ------------    ------------
Cash end of period                                 $  1,278,346    $  2,555,272
                                                   ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements

                   Long Island Physician Holdings Corporation
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

      Background

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") was formed in December 1994 in the State of New York as a holding company for purposes aimed at advancing the delivery of healthcare on Long Island, New York (Nassau and Suffolk counties). The Company is owned by individual physicians residing in New York State. The accompanying consolidated financial statements include the activity of the Company and its majority owned subsidiary, MDNY HealthCare, Inc. ("MDNY"), a health maintenance organization. The Company owns 67% of the stock of MDNY. The Company is exclusively a holding company whose principal asset is its investment in MDNY and conducts no operating activities of its own. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. LIPH, MDNY and CHNLI have entered into a Stock Purchase Agreement dated as of December 31, 2004 (the "Stock Purchase Agreement") pursuant to which LIPH has agreed, among other things, to purchase CHNLI's stock in MDNY. The Stock Purchase Agreement remains subject to approval from the Attorney General's office. At June 30, 2005, MDNY had 33,792 members, comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans.

      The interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K. The Company's legal and other professional costs are funded by MDNY. Year to date costs as of June 30, 2005 were $101,322. Total costs incurred by MDNY on behalf of LIPH were $664,030. These amounts are fully reserved for on MDNY's financials as of June 30, 2005.

      Earnings Per Share

      Basic and diluted income (loss) per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At June 30, 2005 and December 31, 2004, the Company had outstanding stock options to purchase 1,041 shares of Class B common stock that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

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

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123 (R)), which amends FASB Statement Nos. 13 and 95. FAS No. 123 (R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in FAS No. 123 (R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Consolidated Statements of Cash Flows. FAS No. 123 (R) will be effective for the first quarter of 2006.
All options outstanding at December 31, 2004 expired July 1, 2005 and no additional options were issued.

Going Concern

      The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a substantial working capital deficit, and has incurred cumulative losses since inception and continues to decline in enrollment. Furthermore as a result of the New York Women's Health and Wellness Act, MDNY is obligated to provide contraceptive drugs and devices to its members which is in conflict with the ethical policies of the Diocese of Rockville Centre (the "Diocese"), to which CHNLI and CHSLI are subject. Therefore the Company, MDNY and CHNLI executed the Stock Purchase Agreement so as to allow CHNLI to exit as an MDNY shareholder. The Diocese allowed its subscriber contract with MDNY to expire on December 31, 2004 resulting in the loss of approximately 3,800 members. Catholic Health Services of Long Island,Inc. ("CHSLI"), an affiliate of CHNLI, on behalf of five catholic hospitals that act as providers to MDNY (the "Hospitals"), will not renew the respective Hospital subscriber contracts with MDNY upon expiration thereof on January 1, 2006. MDNY will continue to provide health care insurance to the employees of the Hospitals through 2005. At June 30, 2005 and December 31, 2004 CHSLI had 6,477 and 7,450 members enrolled in MDNY. Premiums from the Hospitals account for 20% of total premiums earned by MDNY during 2005. The expiration of these contracts with the Hospitals on January 1, 2006 and the resulting loss of business will have a material adverse affect on MDNY's financial condition.

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

      For years up to and including 1999, two separate pools are in operation. The first pool (Demographic) used an age/sex relative morbidity table to measure the relative risk for each insurer and HMO with respect to the demographic characteristics of the persons covered by that insurer or HMO. The third pool (Specified Medical Condition) used a list of specified, high-cost medical conditions ("SMC"), which was intended to protect insurers and HMOs from part of the adverse financial effects of covering a disproportionate number of people with such conditions. For the years 1999 and after, a single pool operates based on the experience of each insurer with respect to specified medical conditions using new methodology under Regulation 146. The impact of the SMC pools for years 1999-2004 could not be estimated as certain information (regional factors) critical to determining the impact was not released to MDNY until January 2005.

      In January 2005, at the direction of NYSID, a limited scope audit was performed by Alicare, Inc., an outside consultant engaged by NYSID ("Alicare"), on MDNY's data submissions for years 1999 to 2003 with respect to the Stabilization Pools. During this audit, Alicare released to MDNY preliminary regional factors for years 1999-2004, which, when compared to MDNY's average risk factors, would determine whether MDNY would receive payments from or make payments to the Stabilization Pools. Based upon these regional factors, MDNY had an estimated obligation of up to $30 million to the Stabilization Pools with respect to such years. In February 2005, MDNY disputed the assessment in writing, stating, among other things, that certain aspects of NYSID's methodology were flawed, that not all insurers and HMOs had consistently applied the criteria used to determine the eligibility of SMC claims and that NYSID had failed to ensure such consistent application. MDNY requested that NYSID review such methodology, and in light of MDNY's objections, allow MDNY to resubmit its data for such years reflecting higher average risk scores proposed by MDNY.

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

      NYSID has not issued a new or revised Regulation 146 with respect to years subsequent to 2004. Therefore as of June 30, 2005, the Company has not recorded any impact related to the stabilization pools.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Company Overview

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") is a New York corporation formed in December 1994 and owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY HealthCare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO") that operates in Nassau and Suffolk counties, New York. The financial statements of MDNY are consolidated into the audited financial statements of the Company. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. As of December 31, 2004 membership was approximately 40,447. At June 30, 2005, MDNY had approximately 33,792 members ("Members"), comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans.

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

      MDNY's ability to achieve profitability depends principally on reducing its medical expenses as a percentage of its premium revenue (the "medical loss ratio" or "MLR"), growing enrollment and effectively managing its administrative costs. During 2005, enrollment continued to decline. This was primarily the result of the loss of the Diocese membership, totaling 3,800 effective December 31, 2004. As a result of the continued enrollment decline, MDNY continued to implement programs to reduce administrative costs. For the six months ended June 30, 2005, the Company reported a loss of $84,416. This loss was primarily attributable to the Company's inability to reduce administrative costs sufficient enough to meet the decline in enrollment. The administrative loss ratio (ALR) as of June 30, 2005 was 15.1% compared to 13.9% as of June 30, 2004. As of June 30, 2005 and 2004 enrollment was 33,792 and 41,788 respectively.

MDNY's negative working capital deficit decreased from approximately $17.2 at December 31, 2004 to approximately $16.5 and June 30, 2005. This decrease is primarily the result of the increase in premiums receivables due from the five Catholic hospitals(CHSLI).

Recent Developments

      As a condition to continued licensure by the New York State Insurance Department ("NYSID"), MDNY must maintain certain required reserves described below to protect its subscribers in the event MDNY is unable to meet its obligations.

Escrow Deposit Reserve Requirement

      In accordance with the NYSID regulations, the Company is required to maintain certain amounts on deposit in an escrow account for the protection of enrollees, equal to 5% of projected medical expenditures of the following year or $100,000, whichever is greater. The Company had approximately $5,856,000 and $5,817,000 of money market funds on deposit in escrow as of June 30, 2005 and December 31, 2004, respectively. These funds are included in the consolidated balance sheets as restricted cash and cash equivalents. The Company met the escrow deposit requirement of $5.1 million at December 31, 2004, calculated as 5% of an approximate $102 million in projected medical expenditures for 2005.

Contingent Reserve Requirement

      In June 2005, the Department of Health adopted revised regulations regarding the amount HMO's and certain other health care organizations must maintain as the contingent reserve fund. That amount has increased from 5% annually to gradually increasing 1% over the next eight years to twelve and one half percent of the HMO's annual premium income. The new revision is effective for the calendar year 2006. The contingent reserve requirement shall be deemed to have been met if the statutory net worth of the Company equals or exceeds the contingent reserve requirement. The Company for calendar year 2004 reported its contingent reserve at 5% of net premiums which totaled $6.7 million. As statutory net assets of MDNY were $4.9 million and $5.4 million at June 30, 2005 and December 31, 2004 respectively, MDNY is deficient in maintaining the required contingent reserve fund by $1.8 million and $1.3 million as of June 30, 2005 and December 31, 2004 respectively.

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

      Conditions to closing under the Stock Purchase Agreement include: (i) the termination of the Shareholders Agreement and the Stock Subscription and Purchase Agreement, each dated as of October 11, 1995, between LIPH, MDNY and CHNLI, as amended, (ii) execution and delivery of mutual releases by CHNLI, the Diocese and CHSLI, on the one hand, and MDNY and LIPH, on the other hand, from all claims arising through the closing date, except for claims arising under the Agreement and certain other agreements in effect among the releasing parties as of the closing date, (iii) resignation of the four MDNY directors designated by CHNLI, as directors and officers of MDNY, (iv) payment in full of all premiums then payable under the MDNY Group Applications effective as of December 31, 2002 between MDNY and each of the Diocese and CHSLI, as agent for the Hospitals; (v) no premiums under such Group Applications being more than 30 days past due; (vi) execution and delivery of an agreement whereby the Hospitals and certain related Catholic nursing homes agree to pay the same penalties and interest on past due premiums and other amounts payable by them to MDNY as those applicable under current regulations to late payments due from MDNY to the Hospitals; (viii) consent by each of NYSID (which granted consent in June 2005), the New York Department of Health (which was granted in August 2005), the Attorney General of the State of New York and the Supreme Court of the State of New York to the Agreement and the transactions contemplated thereby; and (ix) payment in full of all payments due and owing by MDNY to the Hospitals for services rendered to the extent required by the provider agreements between MDNY and the Hospitals, and no such payments, with respect to clean claims, being more than 45 days past due.

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

      On October 6, 2004, the Diocese notified MDNY that the Diocese will not renew its subscriber contract with MDNY upon expiration thereof effective January 1, 2005 and that the Diocese had chosen another entity to act as its third party administrator to administer the Diocesan lives on a self insured basis after January 1, 2005. The Diocese had approximately 3800 members as of December 31, 2004 and represented approximately 10% of MDNY's premiums for 2004. ..In addition, MDNY also provides health care insurance to the employees of the Hospitals affiliated with CHSLI. t CHSLI, on behalf of the Hospitals, will not renew their current subscriber contract with MDNY upon expiration thereof effective January 1, 2006. CHSLI and the Hospitals have 6477 members as of June 30, 2005 and represent approximately 20% of MDNY's premiums for 2005. The loss of the CHSLI business will have a material adverse effect on MDNY's business and financial condition.

      The Company has incurred a loss through June 30, 2005 totaling $84,416. This loss was primarily attributable to the Company's inability to reduce administrative costs sufficient enough to meet the decline in enrollment. The administrative loss ratio (ALR) as of June 30, 2005 was 15.1% compared to 13.9% as of June 30, 2004. The Company continues to lose enrollment. Enrollment as of June 30, 2005 was 33,792 down 20% from 40,447 at December 31, 2004. The Company believes that the decline in enrollment is largely attributable to the fact that MDNY lacks the resources and capacity to compete with larger, better capitalized competitors and that MDNY's Article 44 HMO license restricts MDNY from offering innovative, competitive products. In order to offer competitive products, the Company believes that MDNY would need to obtain an Article 42 license, which would require additional capital to meet Article 42 reserve requirements. Financial advisors and potential investors have informed MDNY that any investment by a third party in MDNY might require a significant restructuring of MDNY including CHNLI's prior withdrawal as an MDNY shareholder and might entail the reduction of LIPH's equity interest in MDNY to a minority position. Without the investment of sufficient additional capital to enable MDNY to compete effectively, the Company believes that MDNY's business and financial condition is unlikely to improve. MDNY has engaged a financial advisor to assist in effecting an investment in or acquisition of MDNY that would result in the adequate capitalization of MDNY and the possible reduction of LIPH's equity interest in MDNY to a minority position. Certain transactions are currently under consideration but there can be no assurance that the Company and MDNY will be able to effect any such transaction on terms satisfactory to the Company, if at all.

      MDNY continues to analyze potential reductions in administrative costs and, other ways to control medical expenses through arrangements with its affiliated IPAs and with non-IPA primary care physicians, with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers. There is no assurance that such actions will achieve positive results from operations or adequate working capital and equity.

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

      With NYSID's approval, MDNY, Island IPA and CHSLI, entered into a Recovery and Subordination Agreement (the "Recovery and Subordination Agreement"), dated July 12, 2001 and effective January 1, 2002. The Recovery and Subordination Agreement provides, among other things, as follows: (i) Island IPA is required to pay the Island Debt pursuant to a Repayment Plan whereby Island IPA is obligated to withhold, and remit to MDNY, 5% of all payments due to Island IPA participating providers (the "IPA Withhold"), MDNY will make claims payments to Island IPA or its participating providers on a fee-for-service basis, MDNY is required to pay Island IPA a $1.50 per member per month network access fee, and Island IPA is required to pay to MDNY the net revenue it receives from sources other than MDNY; (ii) until the Island Debt is repaid, Island IPA, Island IPA's participating providers and the Hospitals agreed (a), in the event that MDNY becomes insolvent (pursuant to a court approved order or admits its inability to pay its debts), to subordinate their rights to payment by MDNY of outstanding claims (including IBNR) to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt, and (b) that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals; and (iii) the amount of the Island Debt outstanding from time to time will be carried on the financial statements of MDNY as an admitted asset. The aggregate amount owed by MDNY to the subordinating parties in the form of medical claims payable was approximately $14.8 million and $18.5 million as of June 30, 2005 and December 2004, respectively.

      MDNY recognized an initial receivable of approximately $23.2 million, which represented actual claims paid in 2001 to Island IPA participating providers with dates of service prior to January 1, 2001. As of June 30, 2005 and December 31, 2004, the Island Debt was $17.6 million and $18.4 million respectively. The $800,000 reduction of the Island Debt since December 31, 2004 is the result of the IPA Withhold paid for the six months ended June 30, 2005. As of June 30, 2005 and December 31, 2004, no payment by MDNY to Island IPA for network access fees has been made or will be required to be made to Island IPA. In addition, Island IPA has not received any income from other sources as of June 30, 2005 and December 31, 2004 respectively.

      On July 30, 2002, NYSID issued its Report on Examination of The MDNY Healthcare, Inc. as of June 30, 2000 dated April 2, 2001 and revised July 30, 2002 (the "NYSID Final Report"). The Final Report states, among other things, that based on the execution of the Recovery and Subordination Agreement, "the IPA receivable will be allowed as an admitted asset and the examination insolvency will be eliminated. NYSID will monitor the impact of the Recovery and Subordination Agreement."

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

      The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the six month period ended June 30, 2005 and 2004:

                                                         2005            2004
                                                        -------         -------
Revenues:
Premiums earned                                           100.0%          100.0%

Expenses:
                                                        -------         -------
IPA Medical claims expense                                 85.2            85.9
Commissions expense                                         4.2             4.0
General and administrative expenses                        10.8             9.8
Depreciation                                                 .1              .1
                                                        -------         -------
  Total expenses                                          100.3            99.8
  Operating  income                                         (.3)             .2
Investment and other income                                  .1              .1
Net income before income taxes minority interest            (.2)             .3
                                                        -------         -------
Provision for income tax expense                             --              .1
Minority interest in income of subsidiary                    .1            (0.1)
                                                        -------         -------
Net  income                                                 (.1)%            .1%
                                                        -------         -------
Statistical data:
  Enrollment (HMO and POS)                               33,792          41,788
  HMO enrollment                                         31,494          38,217
  POS enrollment                                          2,298           3,571
  Member months                                         204,829         254,607
  *Medical loss ratio                                      85.2            85.9
  **Administrative loss ratio                              15.1            13.9

 * Medical loss ratio- Medical expense and net reinsurance divided by total premium

** Administrative loss ratio-Commission expense, depreciation, and general administrative expense divided by total premium

Comparison of three months ended June 30, 2005 and 2004

      Revenues for the three months ended June 30, 2005 were $29,464,966 down 12% from $33,612,580 during the same period in the prior year. Enrollment totaled 33,792 at June 30, 2005 down 19% from 41,788 at June 30, 2004. Premium revenues decreased $4,147,614 as a result of the decline in enrollment offset by premium rate increases in 2005. Premium yields for the second quarter increased 8% to $290.37 on a pmpm (per member per month) basis from $269.03 compared to the second quarter 2004.

      Total expenses for the quarter ended June 30, 2005 were $29,789,338 down 12% from $33,912,140 for the same period in the prior year. This decrease in expenses is the result of declines in medical costs associated with the decline in enrollment. Medical claim expense as a percent of premium revenues was 86.3% for the second quarter 2005 compared to 87% for the second quarter 2004. Medical costs stated on a pmpm basis increased to $250.50 for the second quarter 2005 from $233.95 during the same period in the prior year, a 7% increase. This increase in pmpm medical costs is the result of higher medical costs.

      Commissions as a percent of premium was approximately 4.2% for the second quarter 2005 compared to 4% for the quarter ended June 30, 2004. The loss of the Diocese membership effective January 1, 2005 resulted in, a higher proportion of the premium remaining in the plan to be generated through general agents, brokers, and associations. The percentage of premium generated through brokers and general agents was approximately 80% as of June 30, 2005 compared to 72% at June 30, 2004.

      Total general administrative costs decreased 6% to $3,119,366 for the quarter ended June 30, 2005 compared to $3,312,692 for the second quarter of 2004. Although total general and administrative costs decreased, general and administrative costs stated as a percent of premium increased to 10.6% for the second quarter 2005 compared to 9.9% for the second quarter 2004. This increase is primarily the result of a continued decline in enrollment.

      Net loss for the second quarter of 2005 totaled $183,089 compared with a net loss of $278,196 for the second quarter 2004. This loss is the result of increasing administrative and commission costs as a percent of premium (ALR). As enrollment continues to decline the ability to reduce administrative and commission costs has becomes increasingly difficult for the Company.

Comparison of six months ended June 30, 2005 and 2004

      Revenues for the six months ended June 30, 2005 were $59,352,947, down 14% from $68,691,443 during the same period in the prior year. Enrollment totaled 33,792 at June 30, 2005 down 19% from 41,788 at June 30, 2004. Premium revenues decreased $9,338,496 as a result of the decline in enrollment offset by premium rate increases. Premium yields as of June 30, 2005 increased 7.4% to $289.77 on a pmpm (per member per month) basis from $269.79 compared to the same time period in 2004.

      Total expenses for the six months ended June 30, 2005 were $59,550,969 down 13% from $68,569,605 for the same period in the prior year. This decrease in expenses is the result of enrollment declines realized during the first six months of 2005. The ALR (including commissions) for the six months ended June 30, 2005 and 2004 was 15.08% and 13.9% respectively.

      Medical claim expense as a percent of premium revenues was 85.2% for the six months ended 2005 compared to 85.9% for the same time period in 2004. Medical costs stated on a pmpm basis increased to $247.04 as of June 30, 2005 from $231.72 during the same period in the prior year; a 6.6% increase.

      Commissions as a percent of premium remained at approximately 4.2% as of June 30, 2005 and 4.0% at June 30, 2004 respectively. The loss of the Diocese membership effective January 1, 2005 resulted in, a higher proportion of the premium remaining in the plan to be generated through general agents, brokers, and associations. The percentage of premium generated through brokers and general agents was approximately 80% as of June 30, 2005 compared to 72% at June 30, 2004.

      Total general and administrative costs for the six months ended decreased 5% to $6,427,324 compared to $6,784,391 for the same time period in 2004. Although total general and administrative costs decreased, general and administrative costs stated as a percent of premium increased to 10.8% for the second quarter 2005 compared to 9.8% for the second quarter 2004. This increase is primarily the result of a continued decline in enrollment through the second quarter 2005.

      Net loss for the six months ended 2005 totaled $84,416 compared with a net income of $111,832 for the six months ended 2004. This loss is the result of increasing administrative and commission costs as a percent of premium (ALR). As enrollment continues to decline the ability to reduce administrative and commission costs has becomes increasingly difficult for the Company.

      Liquidity and Capital Resources

      Cash and cash equivalents as of June 30, 2005 decreased to $1,278,346 from $1,334,326 at December 31, 2004. The decrease is directly related to the timing of the receipt of premium payments and the processing of claim payments.

      MDNY had a negative working capital of $16.5 million at June 30, 2005 compared to a negative working capital of $17.2 million at December 31, 2004. This decrease in negative working capital is related to the increase in premium for CHSLI.

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

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and is payable quarterly. These loans together with the accrued interest brought MDNY's June 30, 2005 statutory net worth to $4.9 million compared to the NYSID required net worth of $6.7 million. (Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      In the normal course of operations, MDNY is exposed to market risks arising from adverse changes in interest rates primarily through its borrowing activities and minimally through its short-term investments. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of June 30, 2005, MDNY's only borrowings were under two promissory notes from LIPH, LLC and CHNLI, in the original aggregate principal amount of $2.4 million, which accrue interest at the prime rate. At June 30, 2005, total principal and interest due LIPH, LLC and CHNLI was approximately $1.4 million and $2.1 million, respectively. A 100 basis point increase in interest rates, applied to MDNY's borrowings at June 30, 2005, would result in an increase in annual interest expense and a corresponding reduction in cash flow (were such interest to be paid) of approximately $24,000. The Company believes that MDNY's exposure to market risk relating to interest rate risk is not material.

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

     Date: _______________________