Form 10-Q
period 2005-09-30
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2006-03-14
CIK 1006868

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

                 For the quarter period ended September 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined under Rule 12b-2 of the Act). Yes __ No |X|

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: As of November 15, 2005 there were 1,798 shares of Class A common stock and 4,044 shares of Class B common stock outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at September 30, 2005
           (unaudited) and December 31, 2004                                   3
           Consolidated Statements of Operations (unaudited)                   4
           Consolidated Statements of Cash Flows (unaudited)                   5
           Notes to Consolidated Financial Statements (unaudited)            6-9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    9-17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         17

Item 4.    Controls and Procedures                                            18

PART II    OTHER INFORMATION

Item 6.    Exhibits                                                           19

SIGNATURES and CERTIFICATIONS                                              20-25

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Long Island Physician Holdings Corporation
                           Consolidated Balance Sheets
                    September 30, 2005 and December 31, 2004

                                                   September 30,   December 31,
                                                       2005            2004
                                                   ------------    ------------
Assets                                                     (unaudited)

Cash                                               $  1,131,240    $  1,334,326

Premium receivables
(net of allowances of approximately
$1,425,000 in 2005 and $1,495,000 in 2004)            9,536,602       6,705,130

  Reinsurance recoverables                              120,809         146,547
  Payments in excess of capitation                    1,400,000       1,750,000
  Prepaid expenses and other current assets           3,195,481       2,463,596

                                                   ------------    ------------
    Total current assets                             15,384,132      12,399,599
 Property plant and equipment, net                      294,729         303,061
 Restricted cash and cash investments                 5,882,323       5,817,203
 Payments in excess of capitation, net of
 current portion                                     15,916,672      16,710,928

                                                   ------------    ------------
    Total assets                                   $ 37,477,856    $ 35,230,791
                                                   ============    ============
Liabilities and Stockholders' (deficiency)
Equity:
    Medical claims payable                         $ 25,035,138    $ 20,476,052
  Public goods payable                                4,618,927       4,725,026
  Unearned premium revenue                            1,872,126       1,885,423
  Accounts payable and accrued expenses               1,978,864       2,546,476

                                                   ------------    ------------
    Total current liabilities                        33,505,055      29,632,977
Note payable and accrued interest                     3,557,111       3,450,673

                                                   ------------    ------------
    Total liabilities                                37,062,166      33,083,650

Minority interest in MDNY Healthcare, Inc.              644,916       1,209,364
Stockholders' equity
  Class A common stock, $.001 par value;
    10,000 shares authorized, 1,798 issued
    and outstanding                                           2               2
  Class B common stock, $.001 par value;
    25,000 shares authorized, 4,044 issued
    and outstanding                                           4               4
Additional paid-in capital                           11,478,536      11,478,536
Accumulated deficit                                 (11,707,768)    (10,540,765)

                                                   ------------    ------------
  Total stockholders' equity                           (229,226)        937,777

                                                   ------------    ------------
  Total liabilities and
  stockholders' (deficiency) equity                $ 37,477,856    $ 35,230,791
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Operations
         Three months and Nine months Ended September 30, 2005 and 2004

                                                                 Three months ended                       Nine months ended
                                                                    September 30,                           September 30,
                                                          ---------------------------------       ---------------------------------
                                                              2005                2004                2005                2004
                                                          -------------       -------------       -------------       -------------
                                                                     (unaudited)                             (unaudited)
Revenue:
  Premiums earned                                         $  28,739,170       $  33,348,500       $  88,092,117       $ 102,039,943

                                                          -------------       -------------       -------------       -------------
Expenses:
  Medical services expense                                   26,028,260          29,463,507          76,629,431          88,460,431
  Commissions expense                                         1,199,373           1,283,374           3,668,466           4,020,490
  General and administrative expenses                         3,162,443           3,793,404           9,589,767          10,577,795
  Depreciation                                                   28,786              27,750              82,167              78,924

                                                          -------------       -------------       -------------       -------------
  Total expenses                                             30,418,862          34,568,035          89,969,831         103,137,640

                                                          -------------       -------------       -------------       -------------

Operating loss                                               (1,679,592)         (1,219,535)         (1,877,714)         (1,097,697)
  Investment and other income                                    75,041              36,783             152,504             125,339

                                                          -------------       -------------       -------------       -------------
  Loss before income taxes
  and minority interest                                      (1,604,651)         (1,182,752)         (1,725,210)           (972,358)
Provision for income taxes                                        1,791              33,953               6,241              98,084
Minority interest in  loss
of subsidiary                                                   523,856             405,141             564,449             370,710

                                                          -------------       -------------       -------------       -------------
  Net loss                                                   (1,082,586)           (811,564)         (1,167,002)           (699,732)

                                                          =============       =============       =============       =============
  Basic and diluted income per share                      $     (185.31)      $     (138.99)      $     (199.76)      $     (119.84)
  Basic and diluted weighted average shares                        5842                5839                5842                5839

The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Cash Flows
                  Nine months Ended September 30, 2005 and 2004

                                                        Nine months ended
                                                          September 30,
                                                       2005            2004
                                                   ------------    ------------
Cash flows from operating activities:               (unaudited)     (unaudited)

Net  loss                                          $ (1,167,002)   $   (699,732)
Adjustment to reconcile net loss
to net cash used in operating activities:
  Depreciation                                           82,167          78,924
  Minority interest in income of subsidiary            (564,449)       (370,710)
Changes in operating assets and liabilities:
  Due from Catholic Health Services of
  Long Island                                                --       2,382,027
  Payments in excess of capitation                    1,144,256       1,086,210
  Reinsurance recoverable                                25,738         300,549
  Premium receivables                                (2,831,472)      3,845,895
  Prepaid expenses and other current assets            (731,885)        151,582
  Medical claims payable                              4,559,086      (5,377,412)
  Public goods payable                                 (106,099)     (1,571,382)
  Unearned premium revenue                              (13,297)         62,613
  Accounts payable and accrued expenses
  and accrued interest                                 (461,175)        (97,279)
                                                   ------------    ------------
Net cash used in operating activities                   (64,132)       (208,715)
                                                   ------------    ------------
Cash flows from investing activities:
Increase in restricted cash and investments             (65,120)       (190,031)
Purchase of property and equipment                      (73,834)       (124,764)
                                                   ------------    ------------
Net cash used in investing activities                  (138,954)       (314,795)
                                                   ------------    ------------
Cash flows from financing activities:
Payments on capital lease obligations                        --          (1,479)
                                                   ------------    ------------
Net cash used in financing activities                        --          (1,479)
                                                   ------------    ------------
Net change in cash and cash equivalents                (203,086)       (524,989)
                                                   ------------    ------------
Cash beginning of period                              1,334,326       1,575,080
                                                   ------------    ------------
Cash end of period                                 $  1,131,240    $  1,050,091
                                                   ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements

                   Long Island Physician Holdings Corporation
                   Notes to Consolidated Financial Statements

1.    BASIS OF PRESENTATION

      Background

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") was formed in December 1994 in the State of New York as a holding company for purposes aimed at advancing the delivery of healthcare on Long Island, New York (Nassau and Suffolk counties). The Company is owned by individual physicians residing in New York State. The accompanying consolidated financial statements include the activity of the Company and its majority owned subsidiary, MDNY HealthCare, Inc. ("MDNY"), a health maintenance organization. The Company owns 67% of the stock of MDNY. The Company is exclusively a holding company whose principal asset is its investment in MDNY and conducts no operating activities of its own. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. LIPH, MDNY and CHNLI have entered into a Stock Purchase Agreement dated as of December 31, 2004 (the "Stock Purchase Agreement") pursuant to which LIPH has agreed, among other things, to purchase CHNLI's stock in MDNY. The Stock Purchase Agreement remains subject to approval from the Attorney General's office. At September 30, 2005, MDNY had 33,001 members, comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans.

      The interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K. The Company's legal and other professional costs are funded by MDNY. Year to date costs as of September 30, 2005 were $121,460. Total costs incurred by MDNY on behalf of LIPH were $665,168. These amounts are fully reserved for on MDNY's financials as of September 30, 2005.

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

Going Concern

      The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a substantial working capital deficit, and has incurred cumulative losses since inception and continues to decline in enrollment. Furthermore as a result of the New York Women's Health and Wellness Act, MDNY is obligated to provide contraceptive drugs and devices to its members which is in conflict with the ethical policies of the Diocese of Rockville Centre (the "Diocese"), to which CHNLI and CHSLI are subject. Therefore the Company, MDNY and CHNLI executed the Stock Purchase Agreement so as to allow CHNLI to exit as an MDNY shareholder. The Diocese allowed its subscriber contract with MDNY to expire on December 31, 2004 resulting in the loss of approximately 3,800 members. Catholic Health Services of Long Island,Inc. ("CHSLI"), an affiliate of CHNLI, on behalf of five catholic hospitals that act as providers to MDNY (the "Hospitals"), will not renew the respective Hospital subscriber contracts with MDNY upon expiration thereof on January 1, 2006. MDNY will continue to provide health care insurance to the employees of the Hospitals through 2005. At September 30, 2005 and December 31, 2004 CHSLI had 6,253 and 7,450 members enrolled in MDNY. Premiums from the Hospitals account for 20% of total premiums earned by MDNY for the nine months ended September 30, 2005. The expiration of these contracts with the Hospitals on January 1, 2006 and the resulting loss of business will have a material adverse affect on MDNY's financial condition.

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

      NYSID has not issued a new or revised Regulation 146 with respect to 2004. Therefore as of September 30, 2005, the Company has not recorded any impact related to the stabilization pools.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Company Overview

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") is a New York corporation formed in December 1994 and owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY HealthCare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO") that operates in Nassau and Suffolk counties, New York. The financial statements of MDNY are consolidated into the audited financial statements of the Company. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. As of December 31, 2004 membership was approximately 40,447. At September 30, 2005, MDNY had approximately 33,001 members ("Members"), comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans.

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

      MDNY's ability to achieve profitability depends principally on reducing its medical expenses as a percentage of its premium revenue (the "medical loss ratio" or "MLR"), growing enrollment and effectively managing its administrative costs. During 2005, enrollment continued to decline. This was primarily the result of the loss of the Diocese membership, totaling 3,800 effective December 31, 2004. As a result of the continued enrollment decline, MDNY continued to implement programs to reduce administrative costs. For the nine months ended September 30, 2005, the Company reported a loss of $1,167,002. This loss was primarily attributable to the Company's inability to reduce administrative costs sufficient enough to meet the decline in enrollment. The administrative loss ratio (ALR) as of September 30, 2005 was 15.1% compared to 14.4% as of September 30, 2004. The increase in ALR together with the increase in MLR from 86% to 87% from September 30, 2004 to September 30, 2005 contributed to the overall loss reported as of September 30, 2005. As of September 30, 2005 and 2004 enrollment was 33,001 and 40,815 respectively.

MDNY's negative working capital deficit increased from approximately $17.2 at December 31, 2004 to approximately $18.1 and September 30, 2005. This increase is primarily the result of the operating losses sustained in the third quarter 2005.

Recent Developments

      By letter dated September 16, 2005, NYSID advised MDNY that NYSID had determined that MDNY should have reported the IPA receivable as a non-admitted asset, and that the resulting reduction in net worth resulted in MDNY having an insolvency in the amount of $12,666,791 as of June 30, 2005. NYSID has directed MDNY to make every effort to collect, in cash, the outstanding amount currently due from Island IPA as soon as possible but no later than December 31, 2005 and requested that MDNY provide a detailed plan, by September 30, 2005, detailing the steps MDNY will take to collect the outstanding balance.

      MDNY believes that NYSID's letter of September 16, 2005 contradicts NYSID's letter of March 20, 2002, in which NYSID approved a recovery plan proposed by MDNY that, among other things, provided for MDNY to reflect in its financial statements an admitted asset, "Payments in Excess of Capitation," as well as an offsetting liability "Unpaid Capitation," to reflect the current status of the plan. MDNY has taken no further action to collect the receivable from Island IPA other than continue withholding 5% of the IPA provider claims as repayment of the note. In November 2005 NYSID reiterated its position that the receivable should be not be reflected as an admitted asset but extended the payment due date to June 30, 2006.

      On November 1, 2005, the Company and its majority owned subsidiary, MDNY, dismissed PricewaterhouseCoopers LLP ("PwC"), as the Company and MDNY's independent registered public accounting firm. Effective November 1, 2005, the Company and MDNY engaged Holtz Rubenstein Reminick LLP ("Holtz") to be their independent registered public accounting firm.

      As a condition to continued licensure by the New York State Insurance Department ("NYSID"), MDNY must maintain certain required reserves, described, below to protect its subscribers in the event MDNY is unable to meet its obligations.

Escrow Deposit Reserve Requirement

      In accordance with the NYSID regulations, the Company is required to maintain certain amounts on deposit in an escrow account for the protection of enrollees, equal to 5% of projected medical expenditures of the following year or $100,000, whichever is greater. The Company had approximately $5,882,000 and $5,817,000 of money market funds on deposit in escrow as of September 30, 2005 and December 31, 2004, respectively. These funds are included in the consolidated balance sheets as restricted cash and cash equivalents. The Company met the escrow deposit requirement of $5.1 million at December 31, 2004, calculated as 5% of an approximate $102 million in projected medical expenditures for 2005.

Contingent Reserve Requirement

      In September 2005, the Department of Health adopted revised regulations regarding the amount HMOs and certain other health care organizations must maintain as the contingent reserve fund. That amount has increased from 5% annually to gradually increasing 1% over the next eight years to twelve and one half percent of the HMO's annual premium income. The new revision is effective for the calendar year 2006. The contingent reserve requirement shall be deemed to have been met if the statutory net worth of the Company equals or exceeds the contingent reserve requirement. The Company for calendar year 2004 reported its contingent reserve at 5% of net premiums which totaled $6.7 million. As statutory net assets of MDNY were $3.6 million and $5.4 million at September 30, 2005 and December 31, 2004 respectively, MDNY is deficient in maintaining the required contingent reserve fund by $3.1 million and $1.3 million as of September 30, 2005 and December 31, 2004 respectively.

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

      Conditions to closing under the Stock Purchase Agreement include: (i) the termination of the Shareholders Agreement and the Stock Subscription and Purchase Agreement, each dated as of October 11, 1995, between LIPH, MDNY and CHNLI, as amended, (ii) execution and delivery of mutual releases by CHNLI, the Diocese and CHSLI, on the one hand, and MDNY and LIPH, on the other hand, from all claims arising through the closing date, except for claims arising under the Agreement and certain other agreements in effect among the releasing parties as of the closing date, (iii) resignation of the four MDNY directors designated by CHNLI, as directors and officers of MDNY, (iv) payment in full of all premiums then payable under the MDNY Group Applications effective as of December 31, 2002 between MDNY and each of the Diocese and CHSLI, as agent for the Hospitals; (v) no premiums under such Group Applications being more than 30 days past due; (vi) execution and delivery of an agreement whereby the Hospitals and certain related Catholic nursing homes agree to pay the same penalties and interest on past due premiums and other amounts payable by them to MDNY as those applicable under current regulations to late payments due from MDNY to the Hospitals; (viii) consent by each of NYSID (which granted consent in September 2005), the New York Department of Health (which was granted in August 2005), the Attorney General of the State of New York and the Supreme Court of the State of New York to the Agreement and the transactions contemplated thereby; and (ix) payment in full of all payments due and owing by MDNY to the Hospitals for services rendered to the extent required by the provider agreements between MDNY and the Hospitals, and no such payments, with respect to clean claims, being more than 45 days past due.

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

      On October 6, 2004, the Diocese notified MDNY that the Diocese would not renew its subscriber contract with MDNY upon expiration thereof effective January 1, 2005 and that the Diocese had chosen another entity to act as its third party administrator to administer the Diocesan lives on a self insured basis after January 1, 2005. The Diocese had approximately 3800 members as of December 31, 2004 and represented approximately 10% of MDNY's premiums for 2004. In addition, MDNY also provides health care insurance to the employees of the Hospitals affiliated with CHSLI. CHSLI, on behalf of the Hospitals, would not renew their current subscriber contract with MDNY upon expiration thereof effective January 1, 2006. CHSLI and the Hospitals have 6253 members as of September 30, 2005 and represent approximately 20% of MDNY's premiums for the nine months ended September 30, 2005. The loss of the CHSLI business will have a material adverse effect on MDNY's business and financial condition.

      The Company has incurred a loss through September 30, 2005 totaling $1,167,002. This loss was primarily attributable to the Company's inability to reduce administrative costs sufficient enough to meet the decline in enrollment. The administrative loss ratio (ALR) as of September 30, 2005 was 15.1% compared to 14.4% as of September 30, 2004. The increase in ALR together with the increase in MLR from 86% to 87% from September 30, 2004 to September 30, 2005 contributed to the overall loss reported as of September 30, 2005. The Company continues to lose enrollment. Enrollment as of September 30, 2005 was 33,001 down 18% from 40,447 at December 31, 2004. The Company believes that the decline in enrollment is largely attributable to the fact that MDNY lacks the resources and capacity to compete with larger, better capitalized competitors and that MDNY's Article 44 HMO license restricts MDNY from offering innovative, competitive products. In order to offer competitive products, the Company believes that MDNY would need to obtain an Article 42 license, which would require additional capital to meet
Article 42 reserve requirements. Financial advisors and potential investors have informed MDNY that any investment by a third party in MDNY might require a significant restructuring of MDNY including CHNLI's prior withdrawal as an MDNY shareholder and might entail the reduction of LIPH's equity interest in MDNY to a minority position. Without the investment of sufficient additional capital to enable MDNY to compete effectively, the Company believes that MDNY's business and financial condition is unlikely to improve. MDNY has engaged a financial advisor to assist in effecting an investment in or acquisition of MDNY that would result in the adequate capitalization of MDNY and the possible reduction of LIPH's equity interest in MDNY to a minority position. Certain transactions are currently under consideration but there can be no assurance that the Company and MDNY will be able to effect any such transaction on terms satisfactory to the Company, if at all.

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

      With NYSID's approval, MDNY, Island IPA and CHSLI, entered into a Recovery and Subordination Agreement (the "Recovery and Subordination Agreement"), dated July 12, 2001 and effective January 1, 2002. The Recovery and Subordination Agreement provides, among other things, as follows: (i) Island IPA is required to pay the Island Debt pursuant to a Repayment Plan whereby Island IPA is obligated to withhold, and remit to MDNY, 5% of all payments due to Island IPA participating providers (the "IPA Withhold"), MDNY will make claims payments to Island IPA or its participating providers on a fee-for-service basis, MDNY is required to pay Island IPA a $1.50 per member per month network access fee, and Island IPA is required to pay to MDNY the net revenue it receives from sources other than MDNY; (ii) until the Island Debt is repaid, Island IPA, Island IPA's participating providers and the Hospitals agreed (a), in the event that MDNY becomes insolvent (pursuant to a court approved order or admits its inability to pay its debts), to subordinate their rights to payment by MDNY of outstanding claims (including IBNR) to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt, and (b) that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals; and (iii) the amount of the Island Debt outstanding from time to time will be carried on the financial statements of MDNY as an admitted asset. The aggregate amount owed by MDNY to the subordinating parties in the form of medical claims payable was approximately $17.3 million and $18.5 million as of September 30, 2005 and December 31, 2004, respectively.

      MDNY recognized an initial receivable of approximately $23.2 million, which represented actual claims paid in 2001 to Island IPA participating providers with dates of service prior to January 1, 2001. As of September 30, 2005 and December 31, 2004, the Island Debt was $17.3 million and $18.4 million respectively. The $1.1 million reduction of the Island Debt since December 31, 2004 is the result of the IPA Withhold paid for the nine months ended September 30, 2005. As of September 30, 2005 and December 31, 2004, no payment by MDNY to Island IPA for network access fees has been made or will be required to be made to Island IPA. In addition, Island IPA has not received any income from other sources as of September 30, 2005 and December 31, 2004 respectively.

      On July 30, 2002, NYSID issued its Report on Examination of MDNY Healthcare, Inc. as of September 30, 2000 dated April 2, 2001 and revised July 30, 2002 (the "NYSID Final Report"). The Final Report states, among other things, that based on the execution of the Recovery and Subordination Agreement, "the IPA receivable will be allowed as an admitted asset and the examination insolvency will be eliminated. NYSID will monitor the impact of the Recovery and Subordination Agreement."

      According to the NYSID Final Report, the composition of MDNY's Board of Directors does not comply with Part 98-1.11(f) of the Administrative Rules and Regulations of the New York State Department of Health ("NYSDOH"), which requires that at least 20% of MDNY's directors must be enrollees of MDNY. The NYSID Final Report recommends that the requisite number of "enrollee representatives" be elected to MDNY's Board of Directors. LIPH and CHNLI have approved amendments to MDNY's certificate of incorporation and bylaws that reduce the number of MDNY's board of directors of MDNY from 18 to 12. It is anticipated that in the event LIPH purchases CHNLI's stock in MDNY, the composition of MDNY's board of directors would be changed to comply with the 20% enrollee representation requirement.

      The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the nine month period ended September 30, 2005 and 2004:

                                                          2005           2004
                                                        -------        -------
Revenues:
Premiums earned                                             100%         100.0%
Expenses:

                                                        -------        -------
IPA Medical claims expense                                   87           86.7
Commissions expense                                         4.1            3.9
General and administrative expenses                        10.9           10.4
Depreciation                                                 .1             .1
                                                        -------        -------
  Total expenses                                          102.1          101.1
  Operating  income                                        (2.1)          (1.1)
Investment and other income                                  .2             .1
Net income before income taxes minority interest           (1.9)           1.0)
                                                        -------        -------
Provision for income tax expense                             --            (.1)
Minority interest in income of subsidiary                    .6             .4
                                                        -------        -------
Net  income                                                (1.3)%          (.7)%
                                                        -------        -------
Statistical data:
  Enrollment (HMO and POS)                               33,001         40,815
  HMO enrollment                                         30,838         37,552
  POS enrollment                                          2,163          3,263
  Member months                                         303,899        377,353
  *Medical loss ratio                                      87.0           86.7
  **Administrative loss ratio                              15.1           14.4

 * Medical loss ratio- Medical expense and net reinsurance divided by total premium

** Administrative loss ratio-Commission expense, depreciation, and general administrative expense divided by total premium

Comparison of three months ended September 30, 2005 and 2004

      Revenues for the three months ended September 30, 2005 were $28,739,170 down 14% from $33,348,500 during the same period in the prior year. Enrollment totaled 33,001 at September 30, 2005 down 19% from 40,815 at September 30, 2004. Premium revenues decreased $4,609,330 as a result of the decline in enrollment offset by premium rate increases in 2005. Premium yields for the third quarter increased 7% to $290.09 on a pmpm (per member per month) basis from $272 compared to the third quarter 2004.

      Total expenses for the quarter ended September 30, 2005 were $30,418,862 down 12% from $34,568,035 for the same period in the prior year. This decrease in expenses is the result of declines in medical costs associated with the decline in enrollment. Medical claim expense as a percent of premium revenues was 90.6% for the third quarter 2005 compared to 88.4% for the third quarter 2004. Medical costs stated on a pmpm basis increased to $262.73 for the third quarter 2005 from $240 during the same period in the prior year, a 9% increase. This increase in pmpm medical costs is the result of higher medical costs.

      Commissions as a percent of premium was approximately 4.2% for the third quarter 2005 compared to 3.8% for the quarter ended September 30, 2004. The loss of the Diocese membership effective January 1, 2005 resulted in, a higher proportion of the premium remaining in the plan to be generated through general agents, brokers, and associations. The percentage of premium generated through brokers and general agents was approximately 80% as of September 30, 2005 compared to 72% at September 30, 2004.

      Total general administrative costs decreased 17% to $3,162,443 for the quarter ended September 30, 2005 compared to $3,793,404 for the third quarter of 2004. Although total general and administrative costs decreased, general and administrative costs stated as a percent of premium increased to 10.9% for the third quarter 2005 compared to 10.4% for the third quarter 2004. This increase is primarily the result of a continued decline in enrollment.

      Net loss for the third quarter of 2005 totaled $1,082,586 compared with a net loss of $811,564 for the third quarter 2004. This loss is the result of higher than anticipated medical costs in the third quarter. The MLR for the thee months ended September 30, 2005 was 90.6% compared to 88.4% for the three months ended September 30, 2004.

Comparison of nine months ended September 30, 2005 and 2004

      Revenues for the nine months ended September 30, 2005 were $88,092,117, down 13.7% from $102,039,943 during the same period in the prior year. Enrollment totaled 33,001 at September 30, 2005 down 19% from 40,815 at September 30, 2004. Premium revenues decreased $13,947,826 as a result of the decline in enrollment offset by premium rate increases. Premium yields as of September 30, 2005 increased 7% to $289.87 on a pmpm (per member per month) basis from $270.41compared to the same time period in 2004.

      Total expenses for the nine months ended September 30, 2005 were $89,969,831 down 12.8% from $103,137,640 for the same period in the prior year. This decrease in expenses is the result of enrollment declines realized during the first nine months of 2005. The ALR for the nine months ended September 30, 2005 and 2004 was 15.1 and 14.4 respectively.

      Medical claim expense as a percent of premium revenues was 87% for the nine months ended 2005 compared to 86.7% for the same time period in 2004. Medical costs stated on a pmpm basis increased to $252.15 as of September 30, 2005 from $234.42 during the same period in the prior year; a 7.6% increase.

      Commissions as a percent of premium remained at approximately 4.1% as of September 30, 2005 and 3.9% at September 30,2004, respectively. The loss of the Diocese membership effective January 1, 2005 resulted in, a higher proportion of the premium remaining in the plan to be generated through general agents, brokers, and associations. The percentage of premium generated through brokers and general agents was approximately 80% as of September 30, 2005 compared to 72% at September 30, 2004.

      Total general and administrative cost for the nine months ended decreased 9.3% to $9,589,767 compared to $10,577,795 for the same time period in 2004. Although total general and administrative costs decreased, general and administrative costs stated as a percent of premium increased to 10.9% for the third quarter 2005 compared to 10.4% for the third quarter 2004. The administrative loss ratio (ALR) as of September 30, 2005 was 15.1% compared to 14.4% as of September 30, 2004. The increase in ALR together with the increase in MLR from 86% to 87% from September 30, 2004 to September 30, 2005 contributed to the overall loss reported as of September 30, 2005. This increase is primarily the result of a continued decline in enrollment through the third quarter 2005.

      Net loss for the nine months ended 2005 totaled $1,167,002 compared with a net loss of $699,732 for the nine months ended 2004. This loss is the result of increasing administrative and commission costs as a percent of premium (ALR). As enrollment continues to decline the ability to reduce administrative and commission costs has become increasingly difficult for the Company.

      Liquidity and Capital Resources

      Cash and cash equivalents as of September 30, 2005 decreased to $1,131,240 from $1,334,326 at December 31, 2004. The decrease is directly related to the timing of the receipt of premium payments and the processing of claim payments.

      MDNY had a negative working capital of $18.1 million at September 30, 2005 compared to a negative working capital of $17.2 million at December 31, 2004. This increase in negative working capital is primarily related to the losses sustained during the third quarter 2005.

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

      Meeting the reserve requirements is a condition for continued licensure and that MDNY's failure to meet the contingent reserve fund requirement could cause the NYSID or DOH to require more frequent reporting and, if necessary, require MDNY to develop for approval a corrective action plan to cure the impairment. However, should NYSID and DOH determine that MDNY is insolvent; they could issue a Notice of Termination and direct MDNY to perform an orderly shutdown. As of November 15, 2005, the NYSID has not issued any such notice to MDNY.

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and is payable quarterly. These loans together with the accrued interest brought MDNY's September 30, 2005 statutory net worth to $3.6 million compared to the NYSID required net worth of $6.7 million. (Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID).

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      In the normal course of operations, MDNY is exposed to market risks arising from adverse changes in interest rates primarily through its borrowing activities and minimally through its short-term investments. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of September 30, 2005, MDNY's only borrowings were under two promissory notes from LIPH, LLC and CHNLI, in the original aggregate principal amount of $2.4 million, which accrue interest at the prime rate. At September 30, 2005, total principal and interest due LIPH, LLC and CHNLI was approximately $1.5 million and $2.1 million, respectively. A 100 basis point increase in interest rates, applied to MDNY's borrowings at September 30, 2005, would result in an increase in annual interest expense and a corresponding reduction in cash flow (were such interest to be paid) of approximately $24,000. The Company believes that MDNY's exposure to market risk relating to interest rate risk is not material.

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

          31.1    Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

          31.2    Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

          32.1    Chief Executive Officer Section 1350 Certification

          32.2    Chief Financial Officer Section 1350 Certification

          (b) Current Reports on Form 8-K

          On November 8, 2005 we filed with the Commission a Current Report on Form 8-K dated November 1, 2005, disclosing under "Item 8.01 - Other Events," disclosing our dismissal of the Registrant's audit firm PriceWaterhouseCoopers LLP and the engagement of our new auditor Holtz Rubenstein Reminick LLP.

          On October 26, 2005 we filed with the Commission a Current Report on Form 8-K dated September 16, 2005, disclosing under "Item 8.01 - Other Events," disclosing the Notice from NYSID that the receivable recorded on the June 30, 2005 quarterly report should not be treated as an admitted asset and our position that a letter dated March 20, 2002 from NYSID contradicts that position.

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