Form 10-K
period 2005-12-31
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2006-06-21
CIK 1006868

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

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

      As of December 31, 2005 there were 1,798 shares of Class A common stock and 4,044 shares of Class B common stock outstanding.

      Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
================================================================================

                                     PART I

Item 1. Business

Company Overview

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") is a New York corporation formed in 1994 and owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY Healthcare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO"), that currently operates in Nassau and Suffolk counties, New York. The financial statements of MDNY are consolidated into the audited financial statements of the Company. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996.. At December 31, 2005, MDNY had 32,078 continuing members, comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans

      The Company is affiliated with LIPH, LLC (the "LLC"), a New York limited liability company formed in December 1996. Upon the formation of the LLC, the shareholders of the Company owned all of the membership interests in the LLC. The assets of the LLC consist of the stock in three independent practice associations, Island Practice Association, IPA, Inc. ("Island IPA"), Island Behavioral Health Association IPA, Inc. (currently inactive) and Island Dental Professional Association IPA, Inc. (the "IPAs"). MDNY has entered into various contractual arrangements (the "Professional Services Agreements") with the IPAs to arrange for the provision of applicable health care and administrative services to the members of MDNY.

Business Strategy

      The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a $4.6 million loss in 2005; has a substantial working capital deficit, has a negative net worth, has incurred cumulative losses since inception, and has experienced a continued decline in enrollment. Furthermore, the Company has utilized substantially all of the cash raised in its initial equity infusion in funding its operations and currently does not meet its New York State contingent reserve funding requirement. The Diocese of Rockville Centre ("Diocese") allowed its subscriber contract with MDNY to expire on December 31, 2004, resulting in the loss of approximate 3,500 members. Catholic Health Services of Long Island, Inc. ("CHSLI"), an affiliate of CHNLI, on behalf of five catholic hospitals that act as providers to MDNY (the "Hospitals"), did not renew the respective Hospital subscriber contracts with MDNY upon expiration thereof on January 1, 2006, resulting in the loss of approximately 6,000 members.

      Effective January 1, 2005 MDNY entered into a new agreement with a financial advisor to pursue investors to recapitalize MDNY. MDNY has been in negotiations with various equity investors to implement the following plans to improve liquidity and restore profitability to MDNY. These transactions are summarized below:

      o With additional capital, MDNY would apply for an Article 42 (Accident and Health Company) license which would allow MDNY to develop new products and benefit plan designs with higher co-pays and deductibles to be marketed to its customers. MDNY's competitors currently market these products to their customers.

      o Achieve administrative savings by consolidating certain administrative functions including information system platforms.

      o Management has initiated reductions in operating and medical expenses primarily related to staffing, negotiation of certain specialty carve out contracts, and renegotiating existing provider contracts.

      o Effective January 1, 2006 Island IPA has agreed to increase the amount of withhold to approximately 10% in an effort to accelerate payment of its outstanding debt due MDNY as requested by the New York State Insurance Department ("NYSID") See "Recent Developments" and "Certain Regulatory Matters.".

      While management believes that implementation of these plans would, together with additional investment capital, achieve profitability and adequate statutory capital, there is no assurance that any equity investment will be completed on terms acceptable to MDNY, its shareholders, or NYSID, if at all.

Going Concern Qualification

      The consolidated financial statements of the Company and of MDNY as of December 31, 2005 and for the year then ended have been prepared assuming that the Company and MDNY will each continue as a going concern.

Recent Developments

      On September 16, 2005, NYSID advised MDNY that NYSID had determined that MDNY should have reported approximately $17.6 million of payments in excess of capitation ("Island Debt") as a non-admitted asset, and that the resulting reduction in net worth resulted in MDNY having an insolvency in the amount of $12,666,791 as of June 30, 2005. NYSID directed MDNY to make every effort to collect, in cash, the outstanding amount of the Island Debt as soon as possible but no later than December 31, 2005 and requested that MDNY provide a plan, by September 30, 2005, detailing the steps MDNY would take to collect the outstanding balance. In November 2005 NYSID reiterated its position that the Island Debt should be not be reflected as an admitted asset but extended the payment due date to June 30, 2006.

      MDNY believes that NYSID's letter of September 16, 2005 contradicts NYSID's letter of March 20, 2002, in which NYSID approved a recovery plan proposed by MDNY that, among other things, provided for MDNY to reflect in its financial statements an admitted asset, "Payments in Excess of Capitation," as well as an offsetting liability "Unpaid Capitation." MDNY continued to withhold 5% of the IPA provider claims in repayment of Island Debt in 2005 In response to NYSID's concerns, Island IPA agreed to increase the withhold percentage to 10% effective January 1, 2006. See "Certain Regulatory Matters."

      In a letter dated May 8, 2006, NYSID reiterated its position that the Island Debt should be reported as a non-admitted asset and further directed MDNY to file amended statutory reports reflecting this revision. The revised negative statutory net worth at December 31, 2005 was $14,376,000. MDNY is in the process of filing amended annual reports for the year ended December 31, 2005.

      In 2006 Island IPA continues to repay the Island Debt at a withhold rate of 10% of claim payments. As of December 31, 2005, the Company's financial statements reflect a reserve against payments in excess of Capitation ("Capitation Receivable") of $3,000,000 which represents the difference between the$17 million owed from Island IPA at December 31, 2005 and the estimated amount of IPA claims payable by MDNY to Island IPA outstanding at December 31, 2005 of $14 million. $3 million represents the estimated amount of the Island Debt that would be deemed uncollectible due to the shortfall in outstanding IPA claims at December 31, 2005. The amount owed from Island IPA is reflected as Payments in Excess of Capitation on the balance sheets of MDNY and the Company as of December 31, 2005 and 2004 respectively.

      MDNY is currently in discussions with a potential investor who, in connection with a proposed investment in MDNY, is working with MDNY, Island IPA and NYSID to, among other things, determine the ultimate "approved" financial status of the Island Debt. There can be no assurance that the parties will be able to complete an agreement on terms acceptable to MDNY, its shareholders, the investor, or NYSID.

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

      The NYSID has not issued a new or revised Regulation 146 with respect to 2005. Therefore, as of December 31, 2005 MDNY has not recorded any impact related to the stabilization pools.

Stock Purchase Agreement among LIPH, CHNLI and MDNY

      MDNY is subject to the New York Women's Health and Wellness Act, which, as of January 1, 2003, obligates MDNY to provide contraceptive drugs and devices to its members, in conflict with the ethical policies of the Diocese, to which CHNLI and CHSLI are subject. In light of this conflict, the Diocese allowed its subscriber contract with MDNY to expire on December 31, 2004 resulting in the loss of approximately 3,800 members. CHSLI, on behalf of the Hospitals, did not renew the respective Hospital subscriber contracts with MDNY upon expiration thereof on January 1, 2006. At December 31, 2005, a total of approximately 6,000 members in MDNY were enrolled from CHSLI. Premiums from the Hospitals represented approximately 20% for 2005 and premiums from the Hospitals and the Diocese represented 28% of total premiums earned by MDNY during 2004. The expiration of MDNY's subscriber contracts with the Hospitals on January 1, 2006 and the resulting loss of business have a material adverse effect on MDNY's business and financial condition.

      The Company, MDNY and CHNLI entered into a Stock Purchase Agreement dated as of December 31, 2004 so as to allow CHNLI to exit as an MDNY shareholder. Pursuant to the Stock Purchase Agreement, LIPH will purchase from CHNLI all shares of Class B common stock of MDNY owned by CHNLI, and CHNLI will contribute to the capital of MDNY, and for cancellation, a Subordinated Note dated December 18, 1997 made by MDNY in favor of CHNLI in the original principal amount of $1.4 million, together with all interest accrued thereon (the "Section 1307 Contribution"). Upon the closing of such purchase, LIPH will be the sole stockholder of MDNY.

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

         Percentage of Sale Proceeds                       Year
         ---------------------------                   -----------
                  33.3%                                       2005
                  25.0%                                       2006
                  20.0%                                       2007
                  15.0%                                       2008

      Conditions to closing under the Stock Purchase Agreement include: (i) the termination of the Shareholders Agreement and the Stock Subscription and Purchase Agreement, each dated as of October 11, 1995, between LIPH, MDNY and CHNLI, as amended, (ii) execution and delivery of mutual releases by CHNLI, the Diocese and CHSLI, on the one hand, and MDNY and LIPH, on the other hand, from all claims arising through the closing date, except for claims arising under the Agreement and certain other agreements in effect among the releasing parties as of the closing date, (iii) resignation of the four MDNY directors designated by CHNLI, as directors and officers of MDNY, (iv) payment in full of all premiums then payable under the MDNY Group Applications effective as of December 31, 2002 between MDNY and each of the Diocese and CHSLI, as agent for the Hospitals; (v) no premiums under such Group Applications being more than 30 days past due; (vi) execution and delivery of an agreement whereby the Hospitals and certain related Catholic nursing homes agree to pay the same penalties and interest on past due premiums and other amounts payable by them to MDNY as those applicable under current regulations to late payments due from MDNY to the Hospitals; (viii) consent by each of NYSID (which granted consent in March 2005), the New York State Department of Health ("NYSDOH") (which was granted in August 2005), the Attorney General of the State of New York and the Supreme Court of the State of New York to the Agreement and the transactions contemplated thereby; and (ix) payment in full of all payments due and owing by MDNY to the Hospitals for services rendered to the extent required by the provider agreements between MDNY and the Hospitals, and no such payments, with respect to clean claims, being more than 45 days past due.

      Upon closing of the purchase of the Class B shares, the Certificate of Incorporation and By-laws of MDNY and the composition of MDNY's Board of Directors will be modified to reflect, among other things, that CHNLI is no longer a shareholder in MDNY and the composition and number of MDNY's Directors will be changed to include the requisite number of enrollee representatives.

      The Stock Purchase Agreement remains subject to approval by the Attorney General of the State of New York and the Supreme Court of the State of New York. If such approval is granted, it is anticipated that the closing under the Stock Purchase Agreement would occur concurrently with and be contingent on the closing of an investment in and restructuring of MDNY, and would require the renegotiation of certain closing conditions under the Stock Purchase Agreement.

Certain Regulatory Matters

Recovery and Subordination Agreement

      With NYSID's approval, MDNY, Island IPA, and CHSLI, on behalf of the Hospitals, entered into a Recovery and Subordination Agreement (the "Recovery and Subordination Agreement"), dated July 12, 2001 and effective January 1, 2002. The Recovery and Subordination Agreement provides, among other things, as follows: (i) Island IPA is required to pay the Island Debt pursuant to a Repayment Plan whereby Island IPA is obligated to withhold, and remit to MDNY, 5% of all payments due to Island IPA participating providers (the "IPA Withhold"), MDNY will make claims payments to Island IPA or its participating providers on a fee-for-service basis, MDNY is required to pay Island IPA a $1.50 per member per month network access fee, and Island IPA is required to pay to MDNY the net revenue it receives from sources other than MDNY; (ii) until the Island Debt is repaid, Island IPA, Island IPA's participating providers and the Hospitals agreed (a), in the event that MDNY becomes insolvent (pursuant to a court approved order or admits its inability to pay its debts), to subordinate their rights to payment by MDNY of outstanding claims (including IBNR) to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt, and (b) that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals; and (iii) the amount of the Island Debt outstanding from time to time will be carried on the financial statements of MDNY as an admitted asset. The aggregate amount owed by MDNY to the subordinating parties in the form of medical claims payable was approximately $14 million and $14 million as of December 31, 2005 and 2004, respectively.

      In 2003 and 2002 the Island Debt was adjusted for additional claims and reduced by the IPA Withhold pursuant to the Recovery and Subordination Agreement. The Island Debt was approximately $14 million and $18.5 million at December 31, 2005 and 2004, respectively.

      On July 31, 2002, NYSID issued its Report on Examination of The MDNY Healthcare, Inc. as of June 30, 2000 dated April 2, 2001 and revised July 31, 2002 (the "Final Report"). The Final Report states, among other things, that, based on the execution of the Recovery and Subordination Agreement, "the IPA receivable will be allowed as an admitted asset and the examination insolvency will be eliminated. [NYSID] will monitor the impact of the [Recovery and Subordination] Agreement." As discussed above, in September 2005 NYSID reversed its position regarding admissibility of the Island Debt.

Statutory Reserve Requirements

      NYSDOH and the NYSID require MDNY to maintain reserves in the form of an escrow deposit and statutory net worth.

      In June 2005, NYSDOH adopted revised regulations regarding the amount HMOs and certain other health care organizations must maintain as the contingent reserve fund. Prior to 2005 the contingent reserve was capped at 5% annually. Effective December 2005 the amount is capped at 5% of premium for fiscal years 2005 and 2006 and then increases 1% per year over the next eight years to twelve and one half percent of the HMO's annual premium income. The increase in reserves is effective for the calendar year 2006. The contingent reserve requirement is deemed to be met if the statutory net worth of the HMO equals or exceeds the contingent reserve requirement.

      MDNY for calendar year 2005 and 2004 reported its contingent reserve at 5% of net premiums which totaled $5.8 and $6.7 million respectively. As a result of the Island Debt being reported as a non admitted asset for statutory purposes, negative statutory net assets of MDNY were $14.4 million at December 31, 2005 compared to positive statutory net assets of $5.4 million at December 31, 2004. MDNY is deficient in maintaining the required contingent reserve fund by $20.2 and $1.3 million as of December 31, 2005 and December 31, 2004 respectively.

      In addition, effective March 2006, NYSDOH now requires certain Managed Care Organizations to establish a trust agreement with a bank insured by the FDIC. The trust must be funded by an amount equal to the escrow deposit and must be on deposit with the trust by March 31, 2006. Prior to establishment of the trust the agreement must be approved by the NYSID. As of December 31, 2005 the escrow deposit was calculated at 5% of MDNY's projected 2005 medical expenses of $102 million or $5.1 million. MDNY had approximately $5.9 million in cash and cash equivalents set aside to fund the escrow deposit. MDNY's trust agreement was approved on May 26, 2006.

      The failure of MDNY to meet reserve requirements, the failure of MDNY or the IPAs to comply with other existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company and MDNY.

      Meeting the reserve requirements is a condition for continued licensure and that MDNY's failure to meet the contingent reserve fund requirement could cause the NYSID or NYSDOH to require more frequent reporting and, if necessary, require MDNY to develop for approval a corrective action plan to cure the impairment. However, should NYSID or NYSDOH determine that MDNY is insolvent; they could issue a Notice of Termination and direct MDNY to perform an orderly shutdown.

Other Regulatory Matters

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

      In the second quarter 2005, the NYSID conducted a market conduct audit for fiscal years 2002 through 2004 with a primary audit focus on year ended 2004. Summary of preliminary financial and operational findings were reviewed with MDNY in November 2005. There were no significant findings that would impact the results for 2005. The final report has not been released to MDNY.

MDNY

Business Overview

      MDNY is an independent practice association-model HMO that is licensed by the State of New York to operate in Nassau and Suffolk counties, New York. At December 31, 2005, MDNY had 80 full-time employees. MDNY's operations commenced on January 1, 1996. MDNY provides health care insurance to its members for a fixed monthly premium, plus a co-payment, as applicable, by the member to a participating physician for each office visit generally, and a dispensing fee or co-payment to the pharmacy for each prescription filled. The basic benefits provided within a member's benefit plan consist of primary and specialty physician care, inpatient and outpatient hospital services, emergency and preventive health care, laboratory and radiology services, ambulance services, eye care, physical and rehabilitative therapy services, chiropractic services, mental health care, and alcohol and substance abuse counseling. For an increased monthly premium, members have the option to receive prescription drugs and other supplemental benefits through the purchase of benefit plan "riders". At December 31, 2005, MDNY had 32,708 continuing members comprised of individuals and families, enrolled in its health maintenance plans. MDNY's primary product lines include point-of-service plans and traditional HMO plans. A significant component of MDNY's membership and, therefore, premium revenue is derived from small groups and sole proprietors enrolling through associations or directly. This member group has traditionally experienced higher medical loss ratios than the other groups in MDNY's member base. Effective January 1, 2005, NYSID approved a 16% rate differential with respect to HMO sole proprietor products and POS sole proprietor members to help offset the higher medical loss ratio associated with this member group. MDNY's management currently monitors and evaluates MDNY's financial performance based on the combined service area of Nassau and Suffolk counties.

      MDNY entered into the Professional Services Agreements for the provision of applicable healthcare services to members, pursuant to which Island IPA arranges for the provision of medical and surgical services and Island Dental Professional Association IPA, Inc. arranges for the provision of dental services. Each IPA is responsible for contracting with individual health care providers and for overseeing the initial and continuous screening of participating health care providers. MDNY made direct payments to IPA participating providers in 2005 for professional and ancillary services rendered to members.

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

      MDNY has various multi-year agreements subject to annual price negotiation with hospitals and hospital systems that are designed to provide predictability with respect to hospital costs and is currently negotiating with other hospital and hospital systems for similar multi-year arrangements. Contract pricing with 20 hospitals was renegotiated in 2005, and contract pricing with 23 hospitals is subject to renegotiation in 2006. In addition, there has been significant consolidation among hospitals in MDNY's service area, which tends to enhance the combined entity's bargaining power with managed care payors. As a result, there is the risk that certain hospitals may seek higher rates or seek to impose limitations on MDNY's utilization management efforts. There can be no assurance that MDNY will be able to secure multi-year agreements in the future.

MDNY Products

      Provided below are summary descriptions of MDNY's main products. The benefits actually provided to MDNY members with respect to such products may vary depending upon the certificate of coverage filed by MDNY with NYSID.

HMO Product (which includes HNY, Sole Proprietor and Individual plans)

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

      HMO Product premiums accounted for approximately 89%, 87%, and 79% of total premiums earned by MDNY in 2005, 2004 and 2003, respectively.

POS Product (which includes Sole Proprietor and Individual plans)

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

      POS Product premiums accounted for approximately 11%, 13%, and 21% of total premiums earned in 2005, 2004 and 2003, respectively.

Individual Products

      MDNY provides HMO and POS Products to individuals who reside or work in Nassau or Suffolk County, New York. New York State regulations require HMOs in the community-rated small group market to offer products with mandated benefits. Individual members in the small group market have access to MDNY's flex network. At December 31, 2005 and 2004, MDNY had 143 and 483 individual members, respectively, who accounted for 2% and 2% of total premiums earned in both 2005 and 2004.

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

      MDNY has contracts with approximately 10 associations for which MDNY offers both small group and sole proprietor coverage. members who meet eligibility requirements as sole proprietors have access to products sold through the association or directly from internal sales representatives. At December 31, 2005 and 2004, MDNY had approximately 11,000 and 13,900 sole proprietor members, respectively, who accounted for 39% and 37% of total premiums earned in 2005 and 2004, respectively.

HNY (Healthy New York) Products

      As required by the Health Care Reform Act 2000 ("HCRA"), MDNY offers two HMO products that offer a specified benefit package designed by the State of New York. Healthy New York is a program designed to make reduced cost comprehensive health insurance available to small businesses (including sole proprietors) that currently do not provide health insurance to their employees. Qualified individuals who work for employers that do not provide health insurance may also purchase these products. Specific participation criteria must be met to purchase these products. At December 31, 2005 and 2004, MDNY had 1,688 and 1,606 members, respectively, who purchased these products, which accounted for 3% and 1% of total premiums earned in 2005 and 2004, respectively.

Marketing

      MDNY markets its products through a network of general agents and brokers that market MDNY's products to small-employer groups and associations. MDNY also maintains an in-house sales force for direct marketing to non-brokered accounts.

Mdny.com

      MDNY's website, www.mdny.com, provides on-line access to MDNY for its members, brokers, employer groups and providers. During 2005, MDNY members continued to increase their use of the website.

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

State Regulation

      New York State regulates HMOs pursuant to Article 44 of the Public Health Law. Subject to Article 44, HMOs are exempt from the New York Insurance Law and regulations New York State law requires that MDNY obtain a Certificate of Authority from NYSDOH in order to operate as an HMO. MDNY obtained a Certificate of Authority in December 1995.

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

      MDNY could be affected by certain state regulated risk allocation pools and state health care public policy initiatives. The risk allocation pools are designed primarily to spread the claims risk. New York also imposes assessments that are used to fund the state health and insurance departments and other state initiatives. Examples of these programs include, but are not limited to: the New York Market Stabilization Pools, which require insurers participating in the small group and individual insurance market in New York to contribute certain amounts to, or receive certain amounts from, the New York Stabilization Pools based upon certain criteria outlined in the applicable regulations of which have not been revised or implemented since 2004; The New York Direct Pay and Healthy New York Stop Loss Pools, provide insurers participating in these programs a limited amount of stop loss insurance for claims paid between certain thresholds.

      In January 1, 1997, New York State enacted the Health Care Reform Act of 2000 (the "HCRA"), which allows all private healthcare payors to negotiate payment rates for inpatient hospital services. Prior to enactment of HCRA, only HMO's could negotiate rates for these services. The enactment of HCRA adversely affected the ability of HMO's to negotiate rates. Also, beginning in January 1997, MDNY elected to make payments to state funding pools to finance hospital bad debt and charity care ("BDCC"), graduate medical education ("GME") and other state programs under the HCRA. Previously, hospital bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. HCRA, GME and BDCC assessments were reauthorized effective July 1, 2005 through June 30, 2007.

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

      Effective July 1, 1999, New York enacted a new law establishing a right for health care consumers to obtain an external review of determinations made by HMOs and insurers when coverage of health care has been denied on the grounds that the service is not medically necessary or that such service is experimental or investigational and establishing standards for the certification of the external review agents. In addition, the law requires provider contracts to include an explanation of provider payment methodologies; the time periods for provider payments; the information to be relied upon to calculate payments and adjustments; and the process to be employed to resolve disputes concerning provider payments. In 2005, 10 claims were submitted and closed for external review.

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

      The federal Health Insurance Portability and Accountability Act of 1996 (" HIPAA"), generally requires carriers that write small business in any market to accept for coverage any small employer group applying for a basic and standard plan of benefits. HIPAA also mandates guaranteed renewal of health care coverage for most employer groups, subject to certain defined exceptions, and provides for specified employer notice periods in connection with product and market withdrawals. The law further limits exclusions based on preexisting conditions for individuals covered under group policies to the extent the individuals had prior creditable coverage within a specified time frame. HIPAA is structured as a "floor" requirement, allowing states latitude to enact more stringent rules governing each of these restrictions. For example, certain states have modified HIPAA's small group definition (2-50 employees) to include groups of one. New York State has a similar law.

HIPAA Administrative Simplification; Gramm-Leach-Bliley Act

      The regulations under the administrative simplification section of HIPAA also impose a number of additional obligations on issuers of health insurance coverage and health benefit plan sponsors. The law authorizes the United States Department of Health and Human Services ("HHS") to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable health information ("Administrative Simplification"). Administrative Simplification requirements apply to self-funded group health plans, health insurers and HMOs, health care clearinghouses and health care providers who transmit health information electronically ("Covered Entities"). Regulations adopted to implement Administrative Simplification also require that business associates acting for or on behalf of these Covered Entities be contractually obligated to meet HIPAA standards. The Administrative Simplification regulations establish significant criminal penalties and civil sanctions for noncompliance.

      Although Administrative Simplification was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, the law has required significant and, in some cases, costly changes in business practices and operations. We expect that we will incur additional expenses to comply with these regulations in future periods.

      HHS has released rules mandating the use of new standard formats with respect to certain health care transactions (e.g., health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits). HHS also has published rules requiring the use of standardized code sets and unique identifiers for employers and providers. We have met all applicable requirements to date. We are required to comply with the provider identifier rules by May 2007.

      HHS also sets standards relating to the privacy of individually identifiable health information. In general, these regulations restrict the use and disclosure of medical records and other individually identifiable health information held by health plans and other affected entities in any form, whether communicated electronically, on paper or orally, subject only to limited exceptions. In addition, the regulations provide patients new rights to understand and control how their health information is used. These regulations do not preempt more stringent state laws and regulations that may apply to us. HHS has also published security regulations designed to protect member health information from unauthorized use or disclosure. We are required to comply with these security regulations.

      In addition, provisions of the Gramm-Leach-Bliley Act generally require insurers to provide customers with notice regarding how their personal health and financial information is used and the opportunity to "opt out" of certain disclosures before the insurer shares non-public personal information with a non-affiliated third party. Like HIPAA, this law sets a "floor" standard, allowing states to adopt more stringent requirements governing privacy protection. The Gramm-Leach-Bliley Act also gives banks and other financial institutions the ability to affiliate with insurance companies, which may lead to new competitors in the insurance and health benefits fields.

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

      Actual results may differ materially from those expressed or implied by such forward-looking statements due to risks and uncertainties, including but not limited to the following: MDNY's ability to continue as a going concern; the ability of MDNY to obtain additional capital from potential investors; the inability of MDNY to meet applicable reserve and statutory net worth requirements; the expiration on January 1, 2006 of MDNY's subscriber agreements with the Hospitals affiliated with CHSLI and the resulting loss of business by MDNY; the uncertainty surrounding the potential obligation from the Market Stabilization Pool for years subsequent to 2005, which obligations could have a material adverse effect on MDNY's business or financial condition; that increased regulation or modification of existing regulations will increase health care expenses or require additional or increased levels of statutory reserve requirements; that increased competition in MDNY's markets or a change in product mix will unexpectedly reduce premium revenue; and that MDNY will not be successful in increasing membership growth; that health care costs in any given period may be greater than expected due to general unanticipated increases in health care costs, unexpected incidence of major cases, national emergencies, natural disasters, epidemics, changes in physician practices, and new technologies.

Item 2. Properties

      The offices of the Company and MDNY are located in premises leased by MDNY at One Huntington Quadrangle, Suite 4C01, Melville, NY 11747. The lease expires March 31, 2008. Annual rent is $485,872. The Company believes that such offices are adequate and suitable for the business of the Company and of MDNY as currently conducted and as currently proposed to be conducted.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2005 through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      There is no trading market for the shares of the Company's Common Stock, as ownership thereof is restricted pursuant to the Company's By-laws to certain physicians and other medical practitioner's resident in and licensed by New York State with office-based practices on Long Island, New York, and transfer thereof is restricted pursuant to the Company's By-laws. Under certain circumstances, the Company has the right, pursuant to the Company's By-laws, but not the obligation, to purchase stock of the Company which a shareholder desires to transfer, at a price based on the per share value determined by an independent certified public accountant.

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

      At December 31, 2005 there were 1,798 shareholders of record of the Company's Class A Common Stock and 4,044 holders of record of the Company's Class B Common Stock.

      The Company made no repurchase of any of its securities during the fourth quarter of 2005.

Item 6. Selected Consolidated Financial Data

      The following selected financial data for each year in the five-year period ended December 31, 2005 have been derived from the Company's audited consolidated financial statements. The information below is qualified by reference to and should be read in conjunction with the audited consolidated financial statements and related notes, and other financial information included elsewhere herein. The audit report includes an explanatory paragraph regarding certain conditions which raise substantial doubt about the Company's ability to continue as a going concern. See "Consolidated Financial Statements."

Statement of Operations Data:
(in thousands, except per share data)

                                                                                       Year ended December 31,
                                                                  -----------------------------------------------------------------
Revenue:                                                             2005          2004          2003          2002          2001
                                                                  ---------     ---------     ---------     ---------     ---------
Premiums earned                                                   $ 116,556     $ 135,209     $ 153,276     $ 158,310     $ 146,505
                                                                  ---------     ---------     ---------     ---------     ---------
Expenses:
IPA medical expenses                                                101,890       117,561       131,793       137,161       123,401

Commission expense                                                    4,873         5,255         6,245         6,731         5,611
Reinsurance, net                                                       (132)         (509)          409           609           300
Management fees                                                          --            --            --            --            --
General and admin expenses                                           12,766        14,360        13,528        15,541        20,150
Capitation Receivable Reserve                                         3,000            --            --            --            --
Depreciation                                                            113           104           162           337           498
                                                                  ---------     ---------     ---------     ---------     ---------
Total expenses                                                      122,510       136,771       152,137       160,379       149,960

Operating income (loss)                                              (5,954)       (1,562)        1,139        (2,069)       (3,455)
Investment income                                                       174           156           394           676         1,957
Income (loss) before income taxes/minority interest                  (5,780)       (1,406)        1,533        (1,393)       (1,498)
Provision for income (taxes) benefit                                      2            24           (87)          (46)           --
Minority interest in (income) loss of subsidiary                      1,209           474          (436)          475           490
Net income (loss)                                                 $  (4,573)    $    (908)    $   1,010     $    (964)    $  (1,008)

Basic and diluted income (loss) per share                         $    (783)    $    (156)    $     173     $    (165)    $    (173)
Basic and diluted weighted average shares                             5,842         5,842         5,842         5,842         5,842

Balance sheet data (in thousands):

                                                                                     Year ended December 31,
                                                                  -----------------------------------------------------------------
                                                                     2005          2004          2003          2002          2001
                                                                  ---------     ---------     ---------     ---------     ---------
Working capital/(deficiency)                                        (17,720)      (17,233)      (17,569)      (19,934)      (19,014)
Total assets                                                         31,508        35,230        45,367        43,881        45,199
Long-term debt                                                        3,599         3,450         3,346         3,247         3,135
Total liabilities                                                    35,143        33,083        41,838        41,798        41,676
Minority interest                                                        --         1,209         1,683         1,247         1,722
Shareholders' equity                                                 (3,635)          937         1,846           836         1,801


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

      The Company's financial statements as of December 31, 2005 and for the year then ended have been prepared assuming that the Company will continue as a going concern. See Consolidated Financial Statements.

General Overview

      The Company owns 67% percent of the stock in MDNY. The Company is a holding company whose principal asset is its investment in MDNY and conducts no operating activities of its own. The Company's administrative, legal, accounting and insurance costs are funded by MDNY. Total costs funded by MDNY were $686,642 as of December 31, 2005.

      MDNY's principal source of revenue is premiums earned from its HMO and POS Products. Other revenue consists principally of interest income for 2005.

      MDNY's ability to achieve profitability depends principally on increasing membership while reducing medical expenses as a percentage of its premium revenue (the "medical loss ratio" or "MLR") and sufficiently managing administrative costs. During 2005, MDNY continued to implement programs to reduce administrative costs but as membership continued to decline to 32,708 from 40,447 in 2004, certain reductions became more difficult for MDNY to absorb. As a result, the administrative loss ratio increased to 15.3% in 2005 from 14.6% in 2004. As of December 31, 2005, the medical loss ratio for 2005 increased to 87.3% compared to 86.6% in 2004. In addition, net loss was negatively impacted by a $3,000,000 reserve against the Capitation Receivable recorded against the Island Debt. Likewise, operating losses resulted in the Company absorbing an additional $686,000 as a result of the negative minority interest balance. These factors contributed to the overall operating loss of $4,573,000 reported in 2005.

      The following tables show plan statistics, revenues earned, and certain other selected information:

                                      2005       2004     inc(dec)     %inc(dec)
                                    --------   --------   --------     --------
Enrollment                            32,708     40,447     (7,739)        (19%)
Enrollment (months)                  400,947    498,214    (97,267)        (20%)
Premiums                            $116,556   $135,209    (18,653)        (14%)
Medical Expenses
(excl HCRA surcharge)               $ 97,772   $112,331    (14,559)        (13%)
HCRA surcharge                      $  3,986   $  4,721       (735)        (16%)
Total Medical-
(includes reinsurance)              $101,758   $117,052    (15,294)        (13%)
Administrative                      $ 12,766   $ 14,359     (1,593)        (11%)
Capitation Receivable Reserve          3,000         --      3,000          --
Commissions                         $  4,873   $  5,255       (382)         (7%)

                                               2005         2004    %inc(dec)
                                             --------     --------  ---------
Premium pmpm                                 $290.70      $271.39       7%
Medical pmpm                                 $243.85      $225.47       8%
HCRA pmpm                                       9.94         9.47       5%
Total medical pmpm                           $253.80      $234.94       8%
Administrative pmpm                          $ 31.86      $ 28.82      11%
Capitation Receivable Reserve pmpm           $  7.48           --      --
Commissions pmpm                             $ 12.15      $ 10.55      15%


      MDNY seeks to control medical expenses through arrangements with its affiliated IPAs and with non-IPA primary care physicians, with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers. MDNY's medical loss ratio, including the HCRA surcharge was 87.3% and 86.6%, respectively, for 2005 and 2004.

      As of December 31, 2005, the Company's working capital deficit increased to $17.7 million from $17.2 million 2004. Negative operating results for the year ended December 31, 2005 contributed to the overall increase in the working capital deficit.

      MDNY has also established a receivable of approximately $2.4 million at December 31, 2005 related to certain stop loss pools established by the State of New York under the Health Care Reform Act of New York for years 2004 and 2005. These pools provide a limited amount of stop loss insurance funds to cover 90% of certain paid claims for the two New York mandated plans, Direct Pay and Healthy New York. The regulations governing the stop loss pools were extended by the New York State legislature until June 30, 2005. While MDNY has established its recoveries under the Stop Loss Pools based on its interpretations of the regulations, the amounts recorded related to the Pools may differ materially from the amounts that will ultimately be paid or received from the Pools based on final reconciliations.

Results of Operations

      The following table provides certain statement of operations data expressed as a percentage of total premium revenue and other statistical data for the years indicated:

Statement of Operations Data

                                                   Year ended December 31,
                                            ------------------------------------
Revenue:                                      2005         2004          2003
                                            ---------    ---------     ---------
   Premiums earned                            100.0        100.0%        100.0%
Expenses:
IPA medical expenses                           87.3         86.6          86.3
Commissions expense                             4.2          3.9           4.1
General and administrative expenses            11.0         10.6           8.8
Capitation Receivable Reserve                   2.6           --            --
Depreciation                                     .1           .1            .1
   Total expenses                            (105.1)      (101.2)        (99.3)
   Operating income (loss)                     (5.1)        (1.2)           .7
Investment and other income                      .1           .1            .3
Income (loss) before income taxes/
  minority interest                            (5.0)        (1.1)          1.0
Provision for income taxes                       --           --            .1
Minority interest in subsidiary                 1.0           .4           (.3)
Net income (loss)                              (3.9)         (.7)           .7

Statistical Data:
     Enrollment                               32,708       40,447        47,029
     Member months                           400,947      498,214       626,106
*   Medical loss ratio                         87.3%        86.6%         86.3%
**  Administrative loss ratio                  15.3%        14.6%         13.0%



* Medical loss ratio - Medical expense and net reinsurance expense divided by total premium revenue.

** Administrative loss ratio - Commission expense, management fees, depreciation expense, and general and administrative expense divided by total premium revenue (excludes Capitation Receivable Reserve).

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

      Premiums earned for the year ended December 31, 2005 and 2004 were approximately $116,556,000 and $135,209,000, respectively. At December 31, 2005, MDNY's commercial enrollees totaled approximately 32,708, as compared to approximately 40,447 at December 31, 2004. Premiums received decreased $18,653,000 or 14% in 2005 compared to 2004 as a result of decreased member months of 20%, partially offset by increases in premium yields of approximately 10% in 2005 compared with 2004. Overall membership decreased in 2005 primarily due to the loss the Diocese membership in January 2005 which accounted for approximately 3,800 members In addition, MDNY continues to lose membership to other competitors in its service area who can offer more attractive premium rates either by offering experience rated products or benefit plans with higher co-pays and deductibles. Currently, MDNY is licensed under Article 44 of the Public Health Law which prohibits the plan from offering these types of plans. Effective January 1, 2005 MDNY increased its HMO and POS rates approximately 7% and 10% respectively further contributing to the overall decline in enrollment.

      Total expenses for the year ended December 31, 2005 were approximately $122,510, 000, as compared to $136,772,000 for the year ended December 31, 2004. This 10% decrease in expenses is the result of lower medical expenses consistent with the overall 20% decrease in enrollment offset by an increase in overall medical costs of 13% together with the Capitation Receivable Reserve of $3,000,000 recorded against the Island Debt as of December 31, 2005.

      Health care service expense stated as a percentage of premium revenues was 87.3% for 2005 compared with 86.6% for 2004. Total medical expenses for the year ended December 31, 2005 decreased approximately $15,294,000 or 13% from

2004. This decrease is primarily the result of the overall 19% decrease in enrollment from 2004 partially offset by an increase in medical costs on a per member per month basis (pmpm) from $235 pmpm in 2004 to $254 pmpm in 2005; an 8% increase.

--------------------------------------------------------------------------------
Expenses:                   December 31, 2005     December 31, 2004    % change
--------------------------------------------------------------------------------
Medical fee for service
claims                       $ 97,772,006           $112,331,587          (13%)
--------------------------------------------------------------------------------
HCRA public goods expense    $  3,986,462           $  4,720,657          (16%)
--------------------------------------------------------------------------------
Total medical expense        $101,758,468           $117,052,244          (13%)
--------------------------------------------------------------------------------

      Total administrative costs for 2005 and 2004 were approximately $12,766,000 and $14,359,000 respectively. This 11% decrease is the result of administrative staffing reductions in 2005 as a result of the decline in enrollment. Administrative expenses stated as a percentage of premium revenue were 11.0% for 2005 compared with 10.6% for 2004.

      Total Capitation Receivable Reserve for 2005 of $3,000,000 represents the difference in the amount owed from Island IPA to MDNY at December 31, 2005 of $17 million compared to the estimated amount of IPA claims owed by MDNY to Island IPA outstanding at December 31, 2005 of $14 million. $3 million represents the estimated amount of the Island Debt that would be deemed uncollectible due to the shortfall in outstanding IPA claims at December 31, 2005. The Island Debt is reflected as Payments in Excess of Capitation on the balance sheets as of December 31, 2005 and 2004 respectively.

      Total commissions were approximately $4.9 million and $5.3 million for 2005 and 2004 respectively. This 7% decrease is the result of the 19% decline in enrollment from 2004 to 2005. Commissions as a percent of premium increased to 4.2% as of December 31, 2005 from 3.9% as of December 31, 2004. The loss of the Diocese membership effective January 1, 2005 resulted in, a higher proportion of the premium remaining in the plan to be generated through general agents, brokers, and associations. The percentage of premium generated through brokers and general agents was approximately 80% as of December 31, 2005 compared to 72% at December 31, 2004.

      Net loss for the year ended December 31, 2005 was approximately $4,573,000, compared to a net loss of $909,000 for 2004. This negative result in 2005 is primarily the result of the $3 million reserve for Capitation Receivable Reserve recorded against the Island Debt in 2005. Likewise, 2005 operating losses resulted in the Company absorbing an additional $686,000 as a result of the negative minority interest balance. Further contributing to the overall loss reported in 2005 was the 19% decline in enrollment in 2005. MDNY continued to implement programs to reduce administrative costs as membership continued to decline to 32,708 from 40,447 in 2004, but certain reductions became more difficult for MDNY to absorb. As a result, the administrative loss ratio increased to 15.3% in 2005 from 14.6% in 2004. In addition, the medical loss ratio for 2005 increased to 87.3% compared to 86.6% in 2004. These factors contributed to the overall loss reported in 2005.

      The table below illustrates the membership mix between HMO and POS products at December 31, 2005 compared to 2004. The membership at December 31, 2005 and 2004 is primarily in HMO products.

--------------------------------------------------------------------------------
Product                                  HMO           POS             Total
--------------------------------------------------------------------------------
Membership at Dec 31, 2005             30,628         2,080           32,708
--------------------------------------------------------------------------------
Membership at Dec. 31, 2004            37,355         3,092           40,447
--------------------------------------------------------------------------------
% Membership mix 2005                      94%            6%             100%
--------------------------------------------------------------------------------
% Membership mix 2004                      92%            8%             100%
--------------------------------------------------------------------------------

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

      Premiums earned for the year ended December 31, 2004 and 2003 were approximately $135,209,000 and $153,276,000, respectively. At December 31, 2004, MDNY's commercial enrollees totaled approximately 40,400, as compared to approximately 47,000 at December 31, 2003. Premiums received decreased $18,067,000 or 12% in 2004 compared to 2003 as a result of decreased member months of 20%, partially offset by increases in premium yields of approximately 11% in 2004 compared with 2003. Overall membership decreased at December 31, 2004 primarily due to the loss of the POS business from the Diocese which accounted for approximately 2,000 members (and 3,800 members overall). In addition, MDNY continued to lose membership to other competitors in its service area who offered more attractive premium rates either by offering experience rated products or benefit plans with higher co-pays and deductibles. MDNY is licensed under Article 44 of the Public Health Law which prohibits MDNY from offering these types of plans. Effective January 1, 2004 MDNY increased its HMO and POS rates approximately 12% and 20% respectively further contributing to the overall decline in enrollment.

      Total expenses for the year ended December 31, 2004 were $136,771,565 as compared to $152,136,657 for the year ended December 31, 2003. This 10% decrease in expenses is the result of lower medical expenses consistent with the overall 14% decrease in enrollment partially offset by an increase in overall medical costs of 11%. In addition, total administrative costs increased 6% from 2003. MDNY incurred approximately $800,000 of advertising costs in 2004.

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

--------------------------------------------------------------------------------
Expenses:                  December 31, 2004  December 31, 2003      % change
--------------------------------------------------------------------------------
Medical fee for service
claims                       $112,331,587       $127,109,852           (12%)
--------------------------------------------------------------------------------
HCRA public goods expense      $4,720,657         $5,092,376          (7.3%)
--------------------------------------------------------------------------------
Total medical expense        $117,052,244       $132,202,228           (12%)
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
--------------------------------------------------------------------------------

Liquidity and Capital Resources

      Cash flows provided by operating activities and used in investing activities of approximately $987,000 and $(180,000), respectively, in 2005 resulted in an overall increase in cash and cash equivalents in 2005 of $808,000. The increase in net cash and cash equivalents is directly related to the timing of when claims are paid.

The consolidated financial statements of the Company and of MDNY as of December 31, 2005 and for the year then ended have been prepared assuming that the Company and MDNY will each continue as a going concern.

      The Company had negative working capital of approximately $17,720,000 at December 31, 2005 compared to a negative working capital of approximately $17,233,000 at December 31, 2004. The amount of negative working capital increased in 2005 as a result of operating losses in 2005. MDNY's liquidity is substantially dependent upon its ability to meet its current obligations. MDNY does not have the ability to obtain a line of credit with financial institutions as MDNY is only authorized to borrow 5% of approved assets subject to approval by the NYSID. The Company anticipates that the 2006 rate increases together with the initiatives described in Item 1 under the caption "Business Strategy" and additional investment will produce sufficient cash flows to meet MDNY's obligations in 2006. There can be no assurance that MDNY will be able to achieve sufficient cash flows.

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

      The consolidated financial statements of the Company as of December 31, 2005 and for the year then ended have been prepared assuming that the Company will continue as a going concern.

      In addition to MDNY's need for additional capital, MDNY is evaluating offers from potential investors. However, there can be no assurance that any such investment will be completed on terms acceptable to MDNY, its shareholders, or NYSID. MDNY's long term liquidity depends upon its ability to improve its operations and financial performance in order to meet its financial obligations, achieve statutory compliance, and achieve profitability. While the Company believes that implementation of MDNY's plans to achieve profitability, together with additional investment capital, will provide MDNY with the ability to continue as a going concern, there is no assurance that such actions will achieve positive results from operations or adequate working capital and equity sufficient to ensure the long-term viability of MDNY and the Company. .

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and is payable quarterly. See Note 10 to the Consolidated Financial Statements included elsewhere herein. These loans together with the accrued interest and certain statutory items brought MDNY's statutory net worth at December 31, 2005 to $2.6 million compared to the NYSID required net worth of $5.8 million. (Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID). See note 10 to the consolidated financial statements included elsewhere herein

Contractual Obligations

      MDNY is contractually obligated to make payments as follows:

                                         Payments Due by Period
                             ---------------------------------------------------
Contractual Obligations        Total       1 Year      1-3 Years      4-5 Years
-----------------------        -----       ------      ---------      ---------
                                           (Amounts in thousands)

Operating leases             1,609,775     636,002       876,024       97,749

                             ---------     -------       -------       -------
Total                        1,609,775     636,002       876,024       97,749


      Operating lease terms generally range from one to ten years with certain early termination or renewal provisions at MDNY's option.

      MDNY is subject to various contracts with certain health care providers and facilities for the provision of health care services to its members. Such contracts involve payments to or from MDNY, generally on a monthly basis, in the ordinary course of business and are not included in the above table. In addition, MDNY has notes payable to its owner CHNLI and affiliate LIPH, LLC totaling $3.6 million at December 31, 2005. These note payables are considered Surplus notes and as such repayment of the principal and accrued interest shall be made only out of the free and divisible surplus of the MDNY and all amounts to be paid are subject to prior approval from NYSID.

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

      Our estimate of medical costs payable represents management's best estimate of the Company's liability for unpaid medical costs as of December 31, 2005, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the Company's liability for unpaid claims as of December 31, 2005; however, actual claims payments may differ from established estimates.

      The critical accounting policies described below are those that the Company believes are important to the portrayal of the Company's financial condition and results, and which require management to make subjective and/or complex judgments. Critical accounting policies cover matters that are inherently uncertain because the future resolution of such matters is unknown. The Company's board of directors has discussed the development and selection of the critical accounting estimates and related disclosures with MDNY's management. The Company believes that its critical accounting policies include revenue recognition (including the estimation of Capitation Receivable Reserve and retroactivity reserves) and medical costs payable (including reserves for incurred but not reported or paid claims).

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

      Management believes that the amount of medical costs payable and Public Goods Payable are adequate to cover MDNY's ultimate liability for unpaid claims as of December 31, 2005; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% difference between our December 31, 2005 estimates of medical costs payable and actual costs payable, 2005 earnings from operations would increase or decrease by $272,000 and diluted net earnings per common share would increase or decrease by approximately $47 per share.

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


      In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.


      In April 2005, the Securities and Exchange Commission issued a rule that amends the compliance date for SFAS No. 123(R). The rule allows the Company to delay the implementation of SFAS No. 123(R) until January 1, 2006. The Company has not issued any share based payments to employees, including stock options, to its employees.

      As permitted by SFAS No. 123, the Company accounted for share-based payments to employees using APB No. 25's intrinsic value method through December 31, 2005 and, as such, has recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have no effect on its results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

      In the normal course of operations, MDNY is exposed to market risks arising from adverse changes in interest rates primarily through its borrowing activities and minimally through its short-term investments. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of December 31, 2005, MDNY's only borrowings were under two promissory notes from LIPH, LLC and CHNLI, in the original aggregate principal amount of $2.4 million, which accrue interest at the prime rate. At December 31, 2005, total principal and interest due LIPH, LLC and CHNLI was approximately $1.5 million and $2.1 million, respectively. A 100 basis point increase in interest rates, applied to MDNY's borrowings at December 31, 2005, would result in an increase in annual interest expense and a corresponding reduction in cash flow (were such interest to be paid) of approximately $24,000. The Company believes that MDNY's exposure to market risk relating to interest rate risk is not material.

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

Item 8. Financial Statements and Supplemental Data

See Audited Financial Statements commencing on page F1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 8, 2005 we filed with the Commission a Current Report on Form 8-K dated November 1, 2005, disclosing under "Item 8.01 - Other Events," disclosing our dismissal of the prior audit firm, PriceWaterhouseCoopers LLP. and the engagement of our new auditor, Holtz Rubenstein Reminick LLP. The dismissal was not the result of any disagreement(s) with the prior audit firm.

Item 9A. Controls and Procedures

      The Company's management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) under the U.S. Securities Exchange Act of 1934) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

      Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate

      There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      (a) Directors of the Company

      The required information is to be set forth in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders ("Proxy Statement") under the caption "Directors and Executive Officers," which information is hereby incorporated herein by this reference.

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

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

      (a) List of Documents Filed as Part of this Report

      1. Financial Statements: Report of Independent Registered Public Accounting Firm; Consolidated Balance Sheets as of December 31, 2005 and 2004; Consolidated Statements of Operations and Accumulated deficit for the years ended December 31, 2005, 2004 and 2003; Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003; Notes to the Consolidated Financial Statements.

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

3.1.2       Certificate of Incorporation of MDNY Healthcare, Inc. ("MDNY") (6)

3.2         By-Laws of LIPH (5)

3.4         By-laws of MDNY (5)

4 Shareholders Agreement dated December 11, 1995 among MDNY, LIPH and Catholic Healthcare Network of Long Island, Inc. ("CHNLI") (1)

10.1 Letter dated December 29, 1999 from MDNY to the Superintendent of Insurance, State of New York (3)

10.2 Stock Subscription and Purchase Agreement made as of October 11, 1995 among LIPH, CHNLI and MDNY (4)

10.3 Section 1307 Loan Agreement between MDNY and LIPH, LLC dated July __, 1998 as amended (9)

10.4 Section 1307 Loan Agreement between LIPH and CHNLI dated December 18, 1997 (4)

10.5        Subordinated Note dated December 18, 1997 made by MDNY in favor of
            CHNLI (5)

10.6 Form of IPA Participation Agreement between MDNY and Island Practice Association, IPA, Inc. ("Island IPA") (6)

10.7 Reinsurance agreement between Allianz Life Insurance Company of New York and MDNY, January 1, 2006-17055-036 Renewal (9)

10.8 Reinsurance agreement between Allianz Life Insurance Company of New York and MDNY, Excess Coverage-17055-066 January 1, 2006 (9)

10.9 Reconciliation Agreement dated as of May __, 2000 among MDNY, Island IPA, CHNLI and LIPH (4)

10.10 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, for Point of Service Enrollees, January 1, 1999 Renewal (4)

10.11 Reconciliation Agreement dated as of May __, 2000 among MDNY, Island IPA, CHNLI and LIPH (4)

10.12 Agreement dated May 10, 1999 between MDNY and Catholic Health Services of Long Island, Inc. ("CHSLI") (5)

10.13       Agreement dated August 13, 1999 between MDNY and CHSLI (4)

10.14 Employment Agreement dated January 1, 2001 between MDNY and Paul T. Accardi(5)(8)

10.15       Employment Agreement dated January 1, 2001 between MDNY and Ronald
            R. Perrone(5)(8)

10.16 Recovery and Subordination Agreement dated July 12, 2001 and effective January 1, 2002 among MDNY, Island IPA and CHSLI (6)

10.17 Stock Purchase Agreement dated as of December 31, 2005 between Long Island Physician Holdings Corporation, MDNY Healthcare, Inc., and Catholic Healthcare Network of Long Island, Inc.(7)

10.18 Severance Agreement dated May__, 2004, between Concetta Pryor and MDNY Healthcare, Inc. (8)(9)

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

99          Registrants Proxy Statement for the 2006 Annual Meeting (9)



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

Date: _____________________

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----

                                  Chairman of the Board,        ________________
----------------------------      (Principal Executive Officer)
/s/Paul Kolker, MD


                                  Chief Financial Officer       ________________
----------------------------      (Principal Financial and
/s/Concetta Pryor                    Accounting Officer)


                                                                ________________
----------------------------      Director
/s/William Brennan, DC


                                                                ________________
----------------------------      Director
/s/Salvatore Caravella, MD


                                                                ________________
----------------------------      Director
/s/Amy Koreen, MD


                                                                ________________
----------------------------      Director
/s/Ronald Perrone, MD


                                                                ________________
----------------------------      Director
/s/Rosario Romano, MD


----------------------------                                    ________________
/s/Gary Wohlberg, MD              Director

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

3.1.2       Certificate of Incorporation of MDNY Healthcare, Inc. ("MDNY") (6)

3.2         By-Laws of LIPH (5)

3.4         By-laws of MDNY (5)

4 Shareholders Agreement dated December 11, 1995 among MDNY, LIPH and Catholic Healthcare Network of Long Island, Inc. ("CHNLI") (1)

10.1 Letter dated December 29, 1999 from MDNY to the Superintendent of Insurance, State of New York (3)

10.2 Stock Subscription and Purchase Agreement made as of October 11, 1995 among LIPH, CHNLI and MDNY (4)

10.3 Section 1307 Loan Agreement between MDNY and LIPH, LLC dated July __, 1998, as amended (9)

10.4 Section 1307 Loan Agreement between LIPH and CHNLI dated December 18, 1997 (4)

10.5        Subordinated Note dated December 18, 1997 made by MDNY in favor of
            CHNLI (4)

10.6 Form of IPA Participation Agreement between MDNY and Island Practice Association, IPA, Inc. ("Island IPA") (6)

10.7 Reinsurance agreement between Allianz Life Insurance Company of New York and MDNY, January 1, 2006- 17055-036 Renewal (9)

10.8 Reinsurance agreement between Allianz Life Insurance Company of New York and MDNY, Excess Coverage- 17055-066 January 1, 2006 (9)

10.9 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, January 1, 1999 Renewal (4)

10.10 Reinsurance Agreement between Preferred Life Insurance Company of New York and MDNY, for Point of Service Enrollees, January 1, 1999 Renewal (4)

10.11 Reconciliation Agreement dated as of May __, 2000 among MDNY, Island IPA, CHNLI and LIPH (4)

10.12 Agreement dated May 10, 1999 between MDNY and Catholic Health Services of Long Island, Inc. ("CHSLI") (5)

10.13       Agreement dated August 13, 1999 between MDNY and CHSLI (4)

10.14 Employment Agreement dated January 1, 2001 between MDNY and Paul T. Accardi(5)(8)

10.15       Employment Agreement dated January 1, 2001 between MDNY and Ronald
            R. Perrone(5)(8)

10.16 Recovery and Subordination Agreement dated July 12, 2001 and effective January 1, 2002 among MDNY, Island IPA and CHSLI (6)

10.17 Stock Purchase Agreement dated as of December 31, 2005 between Long Island Physician Holdings Corporation, MDNY Healthcare, Inc., and Catholic Healthcare Network of Long Island, Inc.(7)

10.18 Severance Agreement dated May__, 2004, between Concetta Pryor and MDNY Healthcare, Inc. (8)(9)

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

99          Registrants Proxy Statement for the 2006 Annual Meeting (9)


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

(9)   Filed herewith.

                Long Island Physician Holdings Corporation Index

                           December 31, 2005 and 2004

     -----------------------------------------------------------------------

                                                                         Page(s)
Report of Independent Registered Public Accounting Firm ...............    F1
Report of the Prior year Independent Registered Public
  Accounting Firm .....................................................    F2
Consolidated Financial Statements .....................................
Consolidated Balance Sheets ...........................................    F3
Consolidated Statements of Operations and Accumulated Deficit .........    F4
Consolidated Statements of Cash Flows .................................    F5
Notes to Consolidated Financial Statements ............................  F6-F20
Schedule of Valuation and Qualifying Accounts .........................    F21

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Long Island Physician Holdings Corporation
Melville, New York

We have audited the accompanying consolidated balance sheet of Long Island Physician Holdings Corporation (the "Company") and its subsidiary as of December 31, 2005 and the related consolidated statements of operations and accumulated deficit and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2005 listed in the accompanying index of this Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Long Island Physician Holdings Corporation and its subsidiary as of December 31, 2005 and the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a substantial working capital deficit, has incurred cumulative losses since inception and has experienced a continued decline in enrollment. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP
Melville, New York
May 9, 2006


                                      F1

            Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Long Island Physician Holdings Corporation

In our opinion, the consolidated balance sheet and related consolidated statements of operations and accumulated deficit and cash flows present fairly, in all material respects, the financial position of Long Island Physician Holdings Corporation and its subsidiary (the "Company") at December 31, 2004, and the results of their operations for each of the two years in the period ended 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/PRICEWATERHOUSECOOPERS LLP
New York, New York
July 13, 2005


                                      F2

Long Island Physician Holdings Corporation
Consolidated Balance Sheets
Years Ended December 31, 2005, and 2004
--------------------------------------------------------------------------------


                                                       2005            2004
Assets

Cash and cash equivalents                          $  2,141,929    $  1,334,326
Premium receivables, net of allowances
  of approximately $1,295,000 in 2005
  and $1,495,000 in 2004                              5,280,579       6,705,130
Reinsurance recoverables                                317,413         146,547
Payments in excess of capitation                      2,500,000       1,750,000
Prepaid expenses and other current assets             3,583,882       2,463,596
                                                   ------------    ------------
        Total current assets                         13,823,803      12,399,599
Property, plant and equipment, net                      275,447         303,061
Restricted cash and cash equivalents                  5,911,795       5,817,203
Payments in excess of capitation,
  net of allowances of $3,000,000 in 2005            11,497,164      16,710,928

                                                   ------------    ------------
          Total assets                             $ 31,508,209    $ 35,230,791
                                                   ============    ============
Liabilities and Stockholders' Equity

Medical claims payable                             $ 22,416,881    $ 20,476,052
Public goods payable                                  4,746,035       4,725,026
Unearned premium revenue                              1,885,792       1,885,423
Accounts payable and accrued expenses                 2,495,243       2,546,476
                                                   ------------    ------------
          Total current liabilities                  31,543,951      29,632,977
Related party notes payable and accrued interest      3,599,259       3,450,673
                                                   ------------    ------------
          Total liabilities                          35,143,210      33,083,650

------------------------------------------
Minority interest in MDNY Healthcare, Inc.                 --         1,209,364
                                                   ------------    ------------
Stockholders' (deficiency) equity

  Class A common stock, $.001 par value;
   10,000 shares authorized, 1,798 issued
   and outstanding                                            2               2
  Class B common stock, $.001 par value;
   25,000 shares authorized, 4,044 issued
   and outstanding                                            4               4
  Additional paid-in capital                         11,478,536      11,478,536
  Accumulated deficit                               (15,113,543)    (10,540,765)
                                                   ------------    ------------
          Total stockholders' (deficiency) equity    (3,635,001)        937,777
                                                   ------------    ------------
         Total liabilities and stockholders'       $ 31,508,209    $ 35,230,791
          (deficiency) equity                      ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                      F3

Long Island Physician Holdings Corporation
Consolidated Statements of Operations and Accumulated Deficit
Years Ended December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------


                                      2005             2004             2003
Revenue

Premiums earned                  $ 116,555,735    $ 135,209,066    $ 153,275,616
                                 -------------    -------------    -------------
        Total revenue              116,555,735      135,209,066      153,275,616
                                 -------------    -------------    -------------
Expenses

Medical services expense           101,758,468      117,052,244      132,202,229
Commissions expense                  4,872,603        5,255,153        6,244,726
General and administrative
      expenses                      12,766,310       14,359,353       13,527,932
Capitation receivable reserve        3,000,000             --               --
Depreciation                           112,739          104,815          161,770
                                 -------------    -------------    -------------
        Total expenses             122,510,120      136,771,565      152,136,657
                                 -------------    -------------    -------------
        Operating income (loss)     (5,954,385)      (1,562,499)       1,138,959
Investment and other income            173,772          156,458          394,409
                                 -------------    -------------    -------------
        Income (loss) before
           income taxes and
           minority interest        (5,780,613)      (1,406,041)       1,533,368
Provision for income (taxes)
        benefit                         (1,529)          23,898          (87,737)
Minority interest in (income)
        loss of subsidiary           1,209,364          473,571         (435,619)
                                 -------------    -------------    -------------
        Net income (loss)           (4,572,778)        (908,572)       1,010,012

Accumulated deficit

Beginning of year                  (10,540,765)      (9,632,193)     (10,642,205)
                                 -------------    -------------    -------------

End of year                      $ (15,113,543)   $ (10,540,765)   $  (9,632,193)
                                 =============    =============    =============

Basic and diluted income
        (loss) per share         $        (783)   $        (156)   $         173
Basic and diluted weighted
        average shares                   5,842            5,842            5,842

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                      F4

Long Island Physician Holdings Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

                                               2005            2004           2003
Cash flows from operating activities
Net income (loss)                           $(4,572,778)   $  (908,572)   $ 1,010,012
Adjustments to reconcile net income
(loss) to net cash provided by
(operating activities
  Depreciation                                  112,739        104,813        161,770
  Write-off of stabilization pool                  --          618,625           --
         receivables

  Capititation Reserve                        3,000,000           --             --
  Minority interest in income
         (loss) of subsidiary                (1,209,364)      (473,571)       435,619
 Changes in operating assets
   and liabilities:
   Premium receivables, net                   1,424,551      5,839,645     (3,845,437)
   Reinsurance recoverables                    (170,866)       304,002        184,871
   Payments in excess of capitation           1,463,764      1,566,292      2,187,889
   Prepaid expenses and other
         current assets                      (1,120,286)      (567,781)       690,967
   Due from Catholic Health Services
         of Long Island                            --        2,382,027           --
   Medical claims payable                     1,940,829     (6,438,480)    (2,052,489)
   Public goods payable                          21,009     (2,054,708)     1,412,584
   Unearned premium revenue                         369         23,056        (92,813)
   Accounts payable and accrued expenses        (51,233)      (387,084)       686,908
   Accrued interest payable                     148,586        104,614         98,909
                                            -----------    -----------    -----------
     Net cash provided by
         operating activities                   987,320        112,878        878,790
                                            -----------    -----------    -----------
Cash flows from investing activities
Purchase of property, plant and equipment       (85,125)      (135,740)       (41,659)
Decrease (increase) in restricted
         cash and cash equivalents              (94,592)      (216,413)        56,345
                                            -----------    -----------    -----------
     Net cash (used in) provided by
      investing activities                     (179,717)      (352,153)        14,686
                                            -----------    -----------    -----------
Cash flows from financing activities
Payments on capital lease obligations              --           (1,479)       (12,845)
                                            -----------    -----------    -----------
     Net cash used in financing
         activities                                --           (1,479)       (12,845)
                                            -----------    -----------    -----------
     Increase (decrease) in cash
         and cash equivalents                   807,603       (240,754)       880,631
Cash and cash equivalents
Beginning of year                             1,334,326      1,575,080        694,449
                                            ===========    ===========    ===========
End of year                                 $ 2,141,929    $ 1,334,326      1,575,080
                                            ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                       F5

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

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

      Medical Services Expense

      Medical services expense, as recorded in the consolidated statements of operations, includes the cost of inpatient hospitalization and outpatient medical services provided or contracted for and are accrued in the period they are incurred. The costs of claims incurred but not reported are estimated based on historical data, current enrollment statistics, patient census data and other information. Such estimates and the resulting reserves are continually reviewed and updated and any adjustments resulting there from are reflected in earnings currently.


                                       F6

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

      Amounts owed to Island IPA participating providers, CHS hospitals and all other providers of medical services are recorded as medical claims payable in the consolidated balance sheets. Medical services expense relating to CHS and Island IPA were approximately $44 million, $55 million and $64 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

      Advertising Costs

      Advertising costs are charged to operations when the advertising first takes place. Included in general and administrative expenses are advertising costs approximating $130,000, $672,000, and $ 12,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

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

      As of December 31, 2005 and 2004, the Company's net operating income
      (loss) for tax purposes differs from the income (loss) for financial reporting purposes primarily as a result of the timing of bad debt write-offs, accrued interest and depreciation expense. The Company has recorded a full valuation allowance against the potential future benefit of such net deferred tax assets to the amount expected to be realized.


                                       F7

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

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

      The Company has chosen to adopt only the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company's stock option plan is described in note 15.

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



                                       F8

3.    Going Concern

      The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a substantial working capital deficit, has a negative net worth, has incurred cumulative losses since inception, and has experienced a continued decline in enrollment. Furthermore, the Company has utilized substantially all of the cash raised in its initial equity infusion in funding its operations and currently does not meet its New York State contingent reserve funding requirement. In addition, CHSLI and the Diocese of Rockville Centre terminated their respective subscriber contracts effective January 1, 2006 and 2005 respectively.

      Effective January 1,2005 MDNY entered into an agreement with a financial advisor to pursue investors to recapitalize MDNY. MDNY has been in negotiations with various equity investors to implement the following plans to improve liquidity and restore profitability to MDNY. A summary of these transactions are outlined below:

      - With additional capital, the Company would apply for an Article 42 (Accident and Health Company) license which would allow MDNY to develop new products and benefit plan designs with higher co-pays and deductibles to be marketed to its customers. MDNY's competitors currently market these products to their customers.

      - Achieve administrative savings by consolidating certain administrative functions including information system platforms.

      - Management has initiated reductions in operating and medical expenses primarily related to staffing, negotiation of certain specialty carve out contracts, and renegotiating existing provider contracts.

      -Effective January 1, 2006 Island IPA has agreed to increase the amount of withhold to approximately 10% in an effort to accelerate payment of their outstanding debt due MDNY as requested by the NYSID.

      While management believes that implementation of these plans will achieve profitability and adequate statutory capital, there is no assurance that any equity investment will be completed on terms acceptable to MDNY, its shareholders, or NYSID, if at all.

4.    Recovery and Subordination Agreement

      In 2000 and prior years, MDNY had various risk-sharing participation arrangements with affiliated IPAs in which MDNY was obligated to pay the IPAs a percentage of commercial and Medicare premiums, net of provision for uncollectible accounts and commission expenses ("Capitated Arrangement"). These related IPAs were responsible for all healthcare service reimbursements to its members and other non-member third-party providers with whom MDNY had contracted.


                                       F9

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

      Effective January 1, 2001, MDNY entered into a new financial arrangement with affiliated IPAs. Under this arrangement, IPA participating physicians are reimbursed on a fee for service basis for covered services, as defined in the applicable subscriber agreement. Furthermore, during 2001, as part of the agreement between MDNY and the IPAs, MDNY agreed to assume responsibility for payments related to the New York State Public Goods Pools (see note 12). Since MDNY agreed to assume responsibility for medical services provided to its members, it therefore bears full risk under this financial arrangement.

      On July 31, 2002, NYSID issued its Report on Examination of MDNY Healthcare, Inc. as of June 30, 2000 dated April 2, 2001 and revised July 31, 2002 (the "Final Report"). The Final Report states, among other things, that, based on the execution of a Recovery and Subordination Agreement between MDNY and the NYSID, the NYSID permitted a receivable to be recognized from Island IPA as an admitted asset for medical claims paid by MDNY in excess of the negotiated Capitated Arrangement ("Payments in Excess of Capitation"). MDNY agreed to enter into non-risk contracts with the IPAs and the examination insolvency was eliminated.

      MDNY recognized an initial receivable of approximately $23.2 million, which represented actual claims paid in 2001 to Island IPA participating providers with dates of service prior to January 1, 2001. Subsequent to the initial recognition, the receivable has been adjusted for additional claims paid after 2001, and reduced by a 5% withhold of payments as stipulated in the Recovery and Subordination Agreement. As of December 31, 2005 the amount of claims due to Island IPA and CHSLI was approximately $14 million. MDNY recorded a bad debt reserve of $3 million against the IPA note of $17 million to reflect this shortfall in estimated amount of IPA claims outstanding at December 31, 2005. The net amount due from Island IPA, which is classified in the balance sheet as payments in excess of capitation, was approximately $14 million, net of an allowance of $3,000,000 and $18.5 million as of December 31, 2005 and 2004, respectively.

      In accordance with the Recovery and Subordination Agreement:

      o Island IPA for itself and on behalf of each of its participating physicians and CHS and its hospital affiliates (collectively the "Subordinating Parties") agree to subordinate their rights to payment of outstanding claims, including claims incurred but not reported ("IBNR"), owed by MDNY to all other creditors in the event of MDNY's insolvency. The aggregate amounts owed to these Subordinating Parties in the form of medical claims payable as of December 31, 2005 and 2004 were approximately $14 million and $14 million, respectively.

      o Effective January 1, 2002, Island IPA began retaining a non-distributable withhold in the amount of 5% of payments to participating providers and has remitted the entire amount of the withhold to MDNY. During 2005 and 2004, the amount remitted to MDNY reduced the payments in excess of capitation receivable by approximately $1.5 million and $1.5 million respectively.


                                      F10

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

      o Also effective January 1, 2002, MDNY is obligated to make payment to Island IPA for unrestricted access to its network of participating providers in amount equal to $1.50 per member per month ("network access fee"). The amounts owed by MDNY to Island IPA for the network access fee were to be used to reduce the payments in excess of capitation. However, because MDNY reported a loss, continues to be deficient in meeting its required contingent reserves, and continues to fund the IPAs administrative costs, Island IPA agreed to waive the network access fee for years 2005 and prior.

      o Island IPA is obligated to pay MDNY a portion of all income it receives from sources other than MDNY. Such payments would be in an amount equal to gross collections minus operational and administrative expenses ("net revenue") received by Island IPA from such sources. Since the effective date of the agreement, Island IPA has not received any income from other sources, and therefore, the Company has not received any such payments as of December 31, 2005.

      o The withhold remittances, net revenue remittances, and network access fees described above will remain in effect until such time as the repayment of the debt to MDNY has been fully satisfied.

            MDNY had a negative working capital of approximately $17.7 million and $17.2 million at December 31, 2005 and 2004, respectively. In accordance with the Recovery and Subordination Agreement, if MDNY admits its inability to pay its debts at any point in time or NYSID determines MDNY is insolvent, Island IPAs participating providers and CHSLI have agreed to the subordination of the portion of outstanding medical claim obligations they are owed, up to amount these providers owe as payments in excess of capitation. This amount of potential subordination was approximately $14 million and $14 million as of December 31, 2005 and 2004, respectively.

      On September 16, 2005, NYSID advised MDNY that NYSID had determined that MDNY should have reported the IPA receivable as a non-admitted asset for statutory purposes, and that the resulting reduction in net worth results in MDNY having an insolvency in the amount of $12,666,791 as of June 30, 2005. NYSID had directed MDNY to make every effort to collect, in cash, the outstanding amount currently due from Island IPA as soon as possible but no later than December 31, 2005 and requested that MDNY provide a detailed plan, by September 30, 2005, detailing the steps MDNY will take to collect the outstanding balance. In November 2005 NYSID reiterated its position that the receivable should be not be reflected as an admitted asset but extended the payment due date to June 30, 2006.

      MDNY believes that NYSID's letter of September 16, 2005 contradicts NYSID's letter of March 20, 2002, in which NYSID approved a recovery plan proposed by MDNY that, among other things, provided for MDNY to reflect in its financial statements an admitted asset, "Payments in Excess of Capitation," as well as an offsetting liability "Unpaid Capitation." MDNY continued to withhold 5% of the IPA provider claims as repayment of the note in 2005.


                                      F11

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

      In a letter dated May 8, 2006, NYSID reiterated its position that the IPA note should be reported as a non-admitted asset and further directed the Company to file amended statutory reports reflecting this revision. The revised negative statutory net worth at December 31, 2005 was $14,376,000.

      Effective January 1, 2006, the IPA agreed to increase the withhold payment amount to approximately 10% to accelerate payment of the debt owed to MDNY. The estimated amount of IPA claims that would be offset against the IPA note at December 31, 2005 was approximately $14,000,000 therefore the Company's balance sheets reflect the Payments in Excess of Capitation at December 31, 2005 at $14,000,000; $17,000,000 net of a bad debt allowance of $3,000,000.

      In addition, MDNY is currently in discussions with a potential investor who, in connection with an investment into MDNY, is working with MDNY, Island IPA and NYSID to, among other things, determine the ultimate approved status of the note from the Island IPA. There can be no assurance that the parties will be able to complete an agreement on terms acceptable to MDNY, its shareholders, NYSID, or the investor.

5.    NYSID Reserve Requirements

      As a condition of continued licensure by NYSID, MDNY must maintain certain reserve requirements to protect its subscribers in the event the Company is unable to meet its obligations.

      Escrow Deposit Reserve Requirement

      Effective March, 2006, MDNY is required to establish an escrow account with a custodian in the form of a trust. This minimum funding is equal to 5% of projected medical expenditures of the following year or $100,000, whichever is greater. At December 31, 2005 and 2004 the minimum escrow deposit requirement was $5.1 million. MDNY had approximately $5,911,795 and $5,817,000 of money market funds on deposit in escrow as of December 31, 2005 and 2004, respectively. These funds are included in the balance sheets as restricted cash and cash equivalents.

      Contingent Reserve Requirement

      In June 2005, the Department of Health adopted revised regulations regarding the amount HMOs and certain other health care organizations must maintain as the contingent reserve fund. That amount has increased from 5% annually to increasing 1% per year over the next eight years to a maximum of twelve and one half percent of the HMO's annual premium income. The new revision is effective for the calendar year 2006. The contingent reserve requirement shall be deemed to have been met if the statutory net worth of MDNY equals or exceeds the contingent reserve requirement.

      MDNY for calendar year 2005 and 2004 reported its contingent reserve at 5% of net premiums which totaled $5.8 and $6.7 million respectively. As a result of the IPA note being reported as a non-admitted asset for statutory purposes, MDNY's statutory negative net worth was $14.4 million at December 31, 2005 compared to a positive net worth of $5.4 million December 31, 2004. MDNY is deficient in maintaining the required contingent reserve fund by $20.2 and $1.3 million as of December 31, 2005 and December 31, 2004 respectively.


                                      F12

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

6.    Concentration of Credit Risk

      The mix of receivables from related parties and others at December 31, 2005 and 2004, are as follows:

                                                2005          2004

      Related parties                              43%          41%
      Other                                        57           59
                                              --------     --------
                                                  100%         100%
                                              ========     ========

7.    Related Parties

      The Company had the following material transactions with related parties:

      Catholic Health Services of Long Island ("CHSLI") and the Diocese of Rockville Centre ("Diocese")

      The Company also provides health care services for employees of CHSLI. The premiums from these services are included in premiums earned in the consolidated statements of operations and accumulated deficit, and outstanding receivables for these services are part of premiums receivable in the consolidated balance sheets. CHSLI represented approximately 20% of total premiums earned by the Company during 2005 and 28% and 27% during 2004 and 2003, respectively. In addition, CHSLI premium receivables outstanding as of December 31, 2005, 2004 and 2003 were approximately $2.3 million, $3.3 million and $6.5 million, respectively. There were no outstanding premium receivables due from the Diocese at December 31, 2005 and 2004.

      MDNY is subject to the New York Women's Health and Wellness Act, which, as of January 1, 2003, obligates MDNY to provide contraceptive drugs and devices to its members, in conflict with the ethical policies of the Diocese to which CHNLI and CHSLI are subject. In light of this conflict, the Diocese withdrew its membership as of January 1, 2005 and CHNLI entered into stock purchase agreements with MDNY and LIPH, Inc. to effectuate CHNLI's desire to withdraw as a MDNY shareholder (see note #17). CHSLI did not renew their current subscriber contract effective January 1, 2006.

8.    Reinsurance

      The Company entered into stop loss agreements with an insurance company to limit losses on individual claims. In 2005, the terms of the agreements a percentage of certain hospital claims in excess of $150,000 and total individual aggregate claims in excess of $1,000,000 are reimbursed to the Company. In 2004 and 2003 the Company, a percentage of hospital claims in excess of $100,000 were reimbursed to the Company.

      Reinsurance premiums of approximately $318,000 in 2005, $352,000 in 2004 and $528,000 in 2003 are included in medical services expense on the consolidated statements of operations and accumulated deficit. Any reinsurance recoveries are also included in medical services expense.

      Reinsurance recoverables at December 31, 2005 and 2004 were approximately $317,000 and $146,000, respectively.


                                      F13

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

9.    Property, Plant and Equipment

      The major components of property, plant and equipment as of December 31, 2005 and 2004 are as follows:

                                                    2005           2004

      Equipment                                  $  337,050     $  337,050
      Furniture and fixtures                        536,917        536,917
      Leasehold improvements                        484,207        484,207
      Computer equipment and software             2,893,261      2,808,135
                                                 ----------     ----------
                                                  4,251,435      4,166,309
      Less accumulated depreciation               3,975,988      3,863,248
                                                 ----------     ----------
           Property, plant and equipment, net    $  275,447     $  303,061
                                                 ==========     ==========

10.   Related Party Notes Payable

      During 1998, with the approval of the NYSID, MDNY obtained a loan from LIPH, LLC. The outstanding balance, including accrued interest, was approximately $1,469,000 and $1,406,000 at December 31, 2005 and 2004,
      respectively. Interest on this amount accrues at the prime rate (7.25% at December 31, 2005) and is payable quarterly commencing October 1, 1998. The entire principal balance plus any accrued interest was originally due on July 1, 1999, but is subject to prior approval by the NYSID.

      In April 1999, MDNY and LIPH, LLC amended the note agreement to provide LIPH, LLC with the unilateral right to convert the note to an equity investment in MDNY. In August 1999, MDNY's Board authorized the conversion of the outstanding balance of the LIPH, LLC note to shares of common stock in MDNY. The outstanding balance has not yet been converted, nor have additional shares been issued, as MDNY has not yet received approval from the NYSID. Interest expense for the year ended December 31, 2005 was $62,000.

      During 1997, with the approval of the NYSID, MDNY obtained a loan from CHS. The outstanding balance, including accrued interest, was approximately $2,131,000 and $2,044,000 at December 31, 2005 and 2004,
      respectively. Interest on this amount accrues at the prime rate (7.25% at December 31, 2005) and is payable quarterly commencing April 1, 1998. The entire principal balance under the note plus any accrued interest is due in full upon approval by the NYSID. Interest expense for the year ended December 31, 2005 was $87,000.

      Repayment of the principal and payment of accrued interest on the note shall be made only out of the free and divisible surplus of MDNY and all amounts to be paid or repaid are subject to the prior approval of the NYSID.


                                      F14

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

11.   Medical Claims Payable

                                                          December 31,
                                               ---------------------------------
                                                    2005               2004

Balance at January 1                           $  20,476,052      $  26,914,532
Reported medical costs
 Current year                                     99,105,388        112,638,503
 Prior year development                           (1,333,380)           (32,090)
                                               -------------      -------------
       Total reported medical costs               97,772,008        112,606,413
                                               -------------      -------------
Claim Payments
 Current year                                     76,387,747         90,384,257
 Prior years                                      17,969,777         26,589,559
 Withhold paid                                     1,473,655          2,071,077
                                               -------------      -------------
       Total claims paid                          95,831,179        119,044,893
                                               -------------      -------------
Balance at December 31                         $  22,416,881         20,476,052

         Supplemental Information:
            Prior year development (1)               1.2%               .02%
            Current year paid percent (2)            77.1%              80.2%
            Current year withhold percent (3)        1.5%               1.8%

(1) Prior year reported medical costs in the current year as a percentage of prior year reported medical costs.

(2) Current year claim payments as a percentage of current year reported medical costs.

(3) Current year withhold payments as a percentage of current year reported medical costs.

      MDNY recognizes changes in accounting estimates for claims incurred but unpaid as more experience is acquired or as additional information is obtained. Negative amounts noted as "prior year" during 2005 and 2004, are favorable adjustments for claim estimates being settled for amounts less than originally anticipated.

12.   Commitments and Contingencies

      Public Goods Pool

      The Company makes payments to New York State funding pools to finance hospital bad debt and charity care ("BDCC"), graduate medical education ("GME") and other state programs under the Health Care Reform Act of 1996 ("HCRA"). Outstanding liabilities related to the pools are included within public goods payable on the consolidated balance sheets. Expenses related to these pools were approximately $4 million, $4.7 million and $4.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, and are included within medical services expense on the consolidated statements of operations.


                                      F15

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

Other Programs

      Under HCRA, New York State provides a limited amount of stop loss insurance funding to cover 90% of certain paid claims for specified New York Mandated Plans and for the Healthy New York Plan. The Company has recorded a receivable of approximately $2,356,000 and $1,457,000 at December 31, 2005 and 2004, respectively, which is included in prepaid expenses and other current assets on the consolidated balance sheets. Additionally, New York State imposes assessments that are used to fund the state health and insurance departments and other state initiatives.

      Stabilization Pools [Regulation 146]

      Insurers who participate in the small group and individual insurance market in New York are required to contribute certain amounts to the New York Stabilization Pools, while others receive certain amounts from the New York Stabilization Pools, based upon the criteria outlined in the applicable regulations. These pools are designed to spread claims risk between insurers who participate in this market. For the years ended December 31, 1999 and prior, two separate pools were in operation; one determined by demographic data and the other determined by the incidence of certain specified medical conditions. For years 1999-2004, a single pool operated based on the experience of each insurer with respect to specified medical conditions. On July 13, 2005, the Insurance department relieved the Company of liabilities for years 1999-2004. The Insurance Department has not issued a new or revised Regulation 146 with respect to years subsequent to 2004. Therefore, as of December 31, 2005 the Company has not recorded any impact related to the stabilization pools.

      Lease Commitments

      Future minimum rental expense commitments to be paid under operating leases, for office space and other facilities including escalations and electric charges, are as follows for each of the next five years and in the aggregate:

      Year                                                          Amount

      2006                                                       $  636,002
      2007                                                          644,017
      2008                                                          232,007
      2009                                                           57,536
      2010                                                           40,213
                                                                 ----------
                                                                 $1,609,775
                                                                 ==========

      Employment Agreements

      MDNY currently has employment agreements with two key executives. These agreements were for an initial term of three years which expired on December 31, 2003. The agreements automatically renew on a year to year basis unless either party gives 90 days prior written notice not to renew. These agreements contain certain provisions for standard benefits including a change of control provision. If the Company has a change of control and the key executives are notified of a termination of employment other than as expressly permitted by the agreement, MDNY would be responsible for the greater of (1) the annual incentive paid to him for the previous year, and (2) 200% of the annual base salary in effect at the time of such Termination of Employment.

      Litigation

      The Company is involved in litigation arising in the course of business. Management estimates that these matters will be resolved without material adverse effect on the Company's future financial position or results from operations.


                                      F16

Long Island Physician Holdings Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------

13.   Income Taxes

      The components of the income tax (benefit) expense are as follows:

                                         2005            2004             2003
      Current
      Federal                          $   --          $(28,821)        $ 21,522
      State                               1,529           4,923           66,215
                                       --------        --------         --------
           Total                       $  1,529        $(23,898)        $ 87,737
                                       ========        ========         ========

      The differences between the provision for federal income taxes and the expected income taxes computed using statutory income tax rates are as follows:

                                                     2005           2004           2003

Federal income tax expense at statutory rate     $(1,965,406)   $  (478,052)   $   478,650
State income taxes, net of federal tax benefit      (166,136)         3,200         43,702
Change in valuation allowance                      2,472,540        594,049       (612,270)
   Permanent differences                               6,775         13,246         82,643
   Other                                            (346,244)      (156,341)        95,012
                                                 -----------    -----------    -----------
            Total income tax (benefit) expense   $     1,529    $   (23,898)        87,737
                                                 ===========    ===========    ===========


      Significant components of the Company's deferred tax liabilities and assets as of December 31, were as follows:

                                          2005           2004           2003

      Deferred tax assets
      Fixed assets                    $   (65,649)   $   (58,658)   $    10,165
      Receivables                       1,716,184        597,490        383,305
      Accrued interest                    479,221        419,847        378,043
      Net operating losses              5,171,192      3,870,565      2,916,189
      Tax credit carry forward            117,505        117,505        117,182
      Other                                 5,531          4,695         15,954
      Valuation allowance              (7,423,984)    (4,951,444)    (3,820,838)
                                      -----------    -----------    -----------
      Net deferred tax asset          $      --      $      --      $      --
                                      ===========    ===========    ===========

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. As of December 31, 2005, 2004, and 2003, the Company has determined that it is more likely than not that the future tax benefit of the deferred tax assets will not be realized. As such, a valuation allowance has been recorded against the full value of the net deferred tax asset.

      The Company does not file consolidated tax returns with MDNY, therefore, as of December 31, 2005, 2004, and 2003, the Company has a net operating loss carryforward for federal income tax purposes of $1.7 million, $1.5 million, and $1.3 million respectively. At December 31, 2005, 2004, and 2003, the Company's net operating loss carryforward for state purposes was $1.4 million, $1.2 million, and $.9 million respectively.


                                      F17

      As of December 31, 2005, 2004, and 2003, MDNY has a net operating loss Carry forward for Federal income tax purposes of approximately $11.4 million, $8.5 million, and $7.5 million respectively, which will begin to expire in 2011. At December 31, 2005, 2004 and 2003, MDNY's net operating loss carry forward for state purposes was approximately $11.2 million, $8.3 million and $7.3 million respectively.

14.   Quarterly Financial Data (Unaudited)

      The following is a summary of The Company's unaudited quarterly results of operations( in thousands, except per share data) for the years ended December 31, 2005 and 2004.

                                                Quarters Ended
                              March 31,   June 30,     Sept 30,     Dec 31,
                              2005        2005         2005         2005

Operating revenues            29,888      29,465       28,739       28,464
Operating expenses            29,762      29,789       30,418       32,541
Earnings(loss)                   175        (296)      (1,605)      (4,055)
    Before taxes

Net Income (loss)                 99        (183)      (1,083)      (3,407)
Basic/diluted earnings
    (loss)per share          $ 16.95     $(31.32)     $(185.2)     $  (583)

                                                Quarters Ended
                              March 31,   June 30,     Sept 30,     December 31,
                              2004        2004         2004         2004

Operating revenues            35,079      33,613       33,349       33,169
Operating expenses            34,657      33,912       34,568       33,605
Earnings(loss)                   591        (381)      (1,183)        (405)
 Before taxes

Net Income (loss)                390        (278)        (811)        (208)
Basic/diluted earnings
    (loss)per share          $ 66.79     $(47.61)    $(138.89)     $(35.62)

15.   Stockholders' Equity

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


                                      F18

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

      In June 2004, the Company offered certain non-physicians the opportunity to exchange one share of Class B stock for one share of Class A voting stock. As a result of the exchange, at December 31, 2005 there were 1,798 shares of Class A common stock and 4,044 shares of Class B common stock outstanding.

16.   MDNY Healthcare, Inc.

      At December 31, 2005, the Company holds 907 shares of MDNY's $.001 par value Class A common stock, for which it paid $9,070,000. CHNLI holds the remaining 451 shares of MDNY's $.001 par value Class B common stock, for which it paid $4,510,000. CHNLI's ownership interest in MDNY is reflected as minority interest in the accompanying consolidated financial statements.

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


                                      F19

17.   Stock Purchase Agreement

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

      Additional consideration, defined as a percentage of proceeds, will be given to CHNLI in the event the Company is sold prior to December 31, 2008. CHNLI is waiting for approval from the Attorney General of the State of New York and the Supreme Court of the State of New York in order to sign final closing documents.

18.   Basic and Diluted Income (Loss) Per Share

      Basic and diluted income (loss) per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At December 31, 2004, the Company had outstanding stock options to purchase 1,041 shares of Class B common stock that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. These options expired on July 1, 2005. No additional options were issued in 2005(see note 15).


                                      F20

Schedule of Valuation and Qualifying Accounts

                                              Provision
                                              for Doubtful
                                  Balance at  Accounts and                Balance at
                                  Beginning   Billing       (Recoveries)  End
Description                       of Period   Adjustments   Deductions    Period

Year ended December 31, 2005
Allowance for doubtful accounts
and billing adjustments           $1,495,227   $  239,325   $  (38,876)   $1,294,778

Year ended December 31, 2004
Allowance for doubtful accounts
And billing adjustments              959,226      647,241     (111,240)    1,495,227

Year ended December 31, 2003
Allowance for doubtful accounts
and billing adjustments              961,019       29,075      (27,284)      959,226



                                      F21

                            SCHEDULE 14A INFORMATION

                Proxy Statement Pursuant to Section 14(a) of the
                Securities Exchange Act of 1934 (Amendment No. )

Filed by the Registrant [X]

Filed by a Party other than the Registrant [ ]

Check the appropriate box:

[_]   Preliminary Proxy Statement
[_] Confidential, for Use of the Commission Only (as permitted by Rule 14a-6(e)(2))
[X]   Definitive Proxy Statement
[_]   Definitive Additional Materials
[_]   Soliciting Material Pursuant to Section 240.14a-12

                   LONG ISLAND PHYSICIAN HOLDINGS CORPORATION
                   ------------------------------------------
                (Name of Registrant as Specified in Its Charter)

                _________________________________________________
    (Name of Person(s) Filing Proxy Statement, if other than the Registrant)

Payment of Filing Fee (Check the appropriate box):

[_]   No fee required.
[_]   Fee computed on table below per Exchange Rules 14a-6(i)(4) and 0-11.

      1) Title of each class of securities to which transaction applies:
      _______________________________________________________________________

      2) Aggregate number of securities to which transaction applies:
      _______________________________________________________________________

      3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (Set forth the amount on which the filing fee is calculated and state how it was determined):
      _______________________________________________________________________

      4)Proposed maximum aggregate value of transaction: ____________________

      5)Total fee paid: _____________________________________________________

[_]   Fee paid previously with preliminary materials.

[_] Check box if any part of the fee is offset as provided by Exchange Act Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

      1)Amount Previously Paid:_________________________________________________
      2)Form, Schedule or Registration Statement No.:___________________________
      3)Filing Party:___________________________________________________________
      4)Date Filed:_____________________________________________________________

                   LONG ISLAND PHYSICIAN HOLDINGS CORPORATION

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

                           To be Held on July 25 2006

Dear Fellow Shareholder:

      The Annual Meeting of the Shareholders of Long Island Physician Holdings Corporation, a New York corporation (the "Company"), will be held at the Huntington Hilton Hotel, 598 Broadhollow Road, Melville, New York 11747, on July 25, 2006, at 6:00 p.m. (the "Meeting"), for the following purposes, as more fully described in the accompanying Proxy Statement:

      1.    To ratify the term of four holdover Class A directors.

      2.    To elect four Class B directors.

      3. To ratify the appointment of Holtz Rubenstein Reminick LLP as the Company's auditors for the 2006 fiscal year.

      4. To transact such other business as may properly come before the Meeting or any adjournments thereof.

      Only shareholders of record at the close of business on June 13,*2006 are entitled to notice and to vote at the Meeting or any adjournment thereof.

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

June 30, 2006        By Order of the Board of Directors,

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

                   LONG ISLAND PHYSICIAN HOLDINGS CORPORATION

                            One Huntington Quadrangle
                            Melville, New York 11747

                         _______________________________

                                 PROXY STATEMENT

                         _______________________________

                       For Annual Meeting of Shareholders
                           To Be Held on July 25, 2006

Information Concerning the Solicitation

      This Proxy Statement is furnished to the holders of Class A Common Stock, par value $.001 (the "Class A Stock"), the only class of voting stock of Long Island Physician Holdings Corporation, a New York corporation (the "Company"), in connection with the solicitation of proxies on behalf of the Board of Directors of the Company for use at the Annual Meeting of Shareholders of the Company to be held at 6:00 p.m., July 25, 2006 at the Huntington Hilton Hotel, 598 Broadhollow Road, Melville, New York, and at any adjournment thereof (the "Meeting"), pursuant to the accompanying Notice of Annual Meeting of Shareholders.

      This Proxy Statement and the form of Proxy were first mailed to the shareholders on or about June 30, 2006. Only shareholders of record at the close of business on June 13, 2006 (the "Record Date") are entitled to notice of the Meeting and only holders of record of the Class A Stock on that date are entitled to vote at the Meeting. The outstanding voting securities of the Company on the Record Date consisted of 1,799 shares of Class A Stock.

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

HOLDERS OF CLASS A STOCK MUST VOTE THEIR SHARES ON THE ENCLOSED PROXY CARD.

                                VOTING OF PROXIES

      Shares represented by Proxies, in the accompanying form of Proxy Cards, which are properly executed, duly returned and not revoked, will be voted in accordance with the instructions contained therein. If no specification is indicated on the Proxy, the shares represented thereby will, unless otherwise directed by the shareholder, be voted (i) to ratify the appointment of the four persons nominated by the Board of Directors who have held over as Class A directors since the expiration of their term at the 2005 Annual Meeting; (ii) for the election as Class B directors of the four persons who have been nominated by the Board of Directors; (iii) for approval of Holtz Rubenstein Reminick LLP as the Company's auditors for the 2006 fiscal year; and (iv) on any other matter that may properly be brought before the Meeting in accordance with the judgment of the person or persons voting the Proxy. The execution of a Proxy will not affect a shareholder's right to attend the Meeting and vote in person.

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

                                   Proposal 1

                              ELECTION OF DIRECTORS

      The Company's By-laws provide for a staggered term Board of Directors by the classification of the Board of Directors into three classes of four directors each (Class A, Class B and Class C). In August 2001, the Company's By-laws were amended to, among other things, reduce the number of directors from 40 to 12, appoint 12 continuing directors to serve as Class A, Class B and Class C directors for an initial term expiring on the 2002, 2003 and 2004 Annual Meetings, respectively, and provide that, upon the expiration of the initial term of each Class of directors, such Class would have a term of three years, or until a Director's successor shall be duly elected and qualified. The Company failed to hold an Annual Meeting in 2002 and 2003 and failed to obtain a quorum at the Annual Meetings in 2004 and 2005. The initial term (and three year extension through the 2005 Annual Meeting) of the Class A directors expired at the 2005 Annual Meeting, and the initial term (and three year extension through the 2006 Annual Meeting) of the Class B directors has expired.

      The holdover Class A directors have been nominated to remain in office until their term expires at the 2008 Annual Meeting of shareholders, and until their successors have been elected and qualified. The nominees for Class B directors have been nominated to remain in office until their term expires at the 2009 Annual Meeting of Shareholders, and until their successors have been elected and qualified. Proxies will not be voted for a greater number of persons than the number of nominees named below.

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

                        DIRECTORS AND EXECUTIVE OFFICERS

Information Relating to Holdover Nominees for Election as Class A Directors

      Information relating to the holdover nominees for election as Class A directors with a term expiring upon the 2008 Annual Meeting is set forth below:

      WILLIAM BRENNAN, D.C., 55, conducted a family chiropractic practice in Seaford, New York, for 26 years. Dr. Brennan has since retired from his practice and is also the Chairman of the Chiropractic Network of MDNY. Dr. Brennan has been a director of the Company since April 1995.

      ROBERT A. JASON, M.D., 47, conducts a medical practice in gynecology in Great Neck, New York, a practice he has conducted since 1986. Dr. Jason has been a director of the Company since April 1995.

      ROBERT SARNATARO, M.D., 51, conducts a medical practice in internal medicine in Flushing, New York, a practice he has conducted since 1985. Dr. Sarnataro has been a director of the Company since April 1995.

      GARY WOHLBERG, M.D., 50, conducts a medical practice in pulmonology in Bay Shore, New York, a practice he has conducted since 1986. Dr. Wohlberg has been a director of the Company since its inception.

Information Relating to Nominees for Election as Class B Directors

      Dr. Ashkin was appointed by the Board to fill the vacancy of the resignation of Dr. Gregory Kalmar who resigned from the Board in December 2005 Information relating to the Class B directors with a term expiring upon the 2009 Annual Meeting is set forth below:

      Jeffery R. Ashkin, MD, 63. is board certified in Internal Medicine and Gastroenterology and has been a practicing physician in Bay Shore, NY for more than 20 years. Dr. Ashkin is a graduate of George Washington University school of Medicine, Residency trained at GW University Hospital, and fellowship trained in Gastroenterology at The Hospital of The University of Pennsylvania. Dr. Ashkin has served on the MDNY Board of Directors, The Medical Delivery Committee, and the Pharmacy and Therapeutics Committees.

      AMY KOREEN, M.D., 43, conducts a medical practice in psychiatry in Huntington, New York, a practice she has conducted since 1994. Prior to that time, Dr. Koreen completed a fellowship in biological psychiatry and neuropsychopharmacology at Long Island Jewish Medical Center. Dr. Koreen has been a director of the Company since its inception and Secretary since December 2001.

      RONALD R. PERRONE, M.D., 57, conducts a medical practice in anesthesiology in Melville, New York, a practice he has conducted since 1989. Dr. Perrone has been Chief Medical Officer of MDNY since 1999 and was Medical Director of MDNY from 1995 until 1999. Dr. Perrone has been a director of the Company since its inception.

      MICHAEL POLCINO, M.D. 57, has been a board certified Ob/Gyn primary care physician since 1984. Dr. Polcino has served as chairman of MDNY's Credentialing Committee and as an expert consultant to MDNY. Dr. Polcino is a clinical assistant professor at New York College of Osteopathic Medicine. Dr. Polcino received his medical degree from SUNY, Downstate Medical Center in 1977.

Information Relating to Class C Directors

      Information relating to Class C directors with a term expiring upon the 2007 Annual Meeting is set forth below:

      SALVATORE J. CARAVELLA, M.D., 50, has conducted a medical practice in pediatrics in Huntington, New York since 1988. Dr. Caravella has been a director of the Company since its inception.

      FRANCO GALLO, M.D., 43, conducts a medical practice in gastroenterology and hepatology with Gastroenterology Associates of Suffolk, P.C., in Port Jefferson and Smithtown, New York, a practice he has conducted since July 1994. Dr. Gallo is also a clinical instructor in the Department of Medicine, Division of Gastroenterology and Hepatology at Stony Brook University Medical Center. Dr. Gallo has been a director of the Company since its inception and has been Vice President since December 2001.

      PAUL KOLKER, M.D., 69, conducts a medical practice in thoracic and cardiovascular surgery in Roslyn, New York, a practice he has conducted since 1969. Dr. Kolker has been a director of the Company and its Treasurer since its inception. Dr. Kolker became President and Chairman of the Company in June 2002.

      ROSARIO ROMANO, M.D., 57, conducts a medical practice in internal medicine in Port Jefferson, New York, a practice he has conducted since 1980. Dr. Romano has been a director of the Company since its inception.

Executive Officers

      Officers are elected at each Annual Meeting of the Board of Directors and serve at the discretion of the Company's Board of Directors. There are no family relationships between any director or officer of the Company. The following table sets forth as of the date hereof the names and ages of all officers of the Company and all positions and offices they hold with the Company. The principal employment for at least the last five years for each of the Company's officers (other than Concetta Pryor and Paul Accardi) is described above.

Name                       Age   Position with the Company
----                       ---   -------------------------
Paul Kolker, M.D.......... 69    President, Treasurer and Chairman of the Board
Paul Accardi.............. 50    Executive Vice President, CEO, COO of MDNY
Concetta Pryor............ 37    CFO; CFO and VP-Finance of MDNY
Ronald R. Perrone, M.D.... 57    Medical Director of MDNY
Amy Koreen, M.D........... 43    Secretary and Director
Franco Gallo, M.D......... 43    Vice President and Director

      PAUL ACCARDI, 50, served as Chief Operating Officer and Chief Financial Officer of MDNY Healthcare, Inc., the Company's majority-owned HMO subsidiary ("MDNY"), from 1997 until 2000. Mr. Accardi became Chief Executive Officer of MDNY in January 2001. Mr. Accardi was appointed as Executive Vice President of the Company in November 2003.

      CONCETTA PRYOR, 37, was appointed Chief Financial Officer of the Company in November 2003. Ms. Pryor has been the Director--Finance of MDNY since 1997. Ms. Pryor was the Director of Finance and Reimbursement for North General Hospital, New York, New York from 1993 to 1997. Ms. Pryor is a certified public accountant.

      There are no employment agreements or any termination of employment or change-in-control arrangements between the Company and any of its executive officers or between MDNY and any of its executive officers other than Paul Accardi a Ronald R. Perrone, M.D. and Concetta Pryor.

Meetings, Committees, Directors' Fees

      The Company's Board of Directors held 3 meetings during the year ended December 31, 2005 ("Fiscal 2005"). From time to time, the members of the Board of Directors and its Committees may also act by unanimous consent. The Company believes that all of the directors attended more than 75% of the aggregate number of meetings of the Board of Directors and Committees on which he or she served during Fiscal 2005.

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

      In May 2001, the Board of Directors created an Executive Committee having all the authority of the full Board, except as to certain matters specified by New York law. The Executive Committee consists of Salvatore Caravella, M.D., Paul Kolker, M.D., Ronald Perrone, M.D., Rosario Romano, M.D. and Amy Koreen, M.D. The Executive Committee did not meet during Fiscal 2005.

      The MDNY board of directors has created an Operations Committee, a Hospital Selection Committee and a Medical Delivery Committee. See "Certain Relationships and Related Transactions."

      The Company pays each director a fee equal to $200 per meeting attended for serving as a director.

Nominating Procedures; Shareholder Recommendations

      The Company's By-laws provide for the Board of Directors to maintain a standing Nominating Committee, consisting of five shareholders of whom not more than three may be directors. The purpose of the committee is to nominate members for the Board of Directors and its committees. The Nominating Committee will consider nominees recommended in writing by shareholders, if such nominees would be qualified to serve as directors pursuant to the Company's By-laws. The Nominating Committee has no charter. The Nominating Committee did not meet during Fiscal 2005. All seats on the Nominating Committee are currently vacant, and the full Board of Directors performs the function of the Nominating Committee, which the Board of Directors believes is an appropriate function in light of the size of the Board and the familiarity of each director with the background and qualifications of each nominee. Certain directors (including Drs. Kolker, Caravella, Romano, Jason and Perrone may be deemed not to be "independent" within the meaning of Section 803 of the Amex Company Guide by virtue of their receipt of compensation from or respective positions with MDNY.

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

Compensation of Executive Officers

      The following table sets forth information concerning the compensation for services to the Company during each of the fiscal years ended December 31, 2005, 2004 and 2003 for Paul Kolker, M.D., the Company's President and Chairman of the Board, and each other executive officer of the Company (including MDNY) whose annual salary and bonus compensation with respect to the 2005 calendar year exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        Long Term
                                                   Annual Compensation               Compensation
                                                   -------------------               ------------
                                                                                      Securities
                                                                       Other Annual   Underlying        All Other
Name                                    Year    Salary        Bonus    Compensation     Options     Compensation****
----                                    ----    ------        -----    ------------     -------     ----------------
Paul Kolker, M.D                        2005   $      0     $      0     $      0              0         $*60,000*
*President and Chairman                 2004   $      0     $      0     $      0              0         $*109,038*
                                        2003   $      0     $      0     $      0              0         $      0

Concetta Pryor                          2005   $270,723     $      0     $     --             --         $  4,950
  Chief Financial Officer               2004   $267,100     $  5,000     $     --             --         $  5,400
                                        2003   $250,970**   $     --     $     --             --         $  1,350

Paul Accardi                            2005   $360,000     $      0            0                        $  6,000
  Executive Vice President,             2004   $360,000     $ 10,000     $      0              0         $  6,000
     CEO, MDNY                          2003   $360,000     $ 60,000     $      0              0         $  6,000

Ronald R. Perrone                       2005   $290,000            $     $      0              0         $  6,000
***Medical Director, MDNY               2004   $290,000     $ 10,000     $      0              0         $  6,000
                                        2003   $290,000     $ 50,000     $      0              0         $  6,000

Marci Hass                              2005   $209,036     $      0            0                        $  5,400
  COO, MDNY                             2004   $203,675     $  5,000     $      0              0         $  5,400
                                        2003   $191,085     $ 50,000     $      0              0         $  1,350

James Fricchione                        2005   $135,906     $      0            0              0                0
Executive Vice President, Sales, MDNY

--------------------------------------------------------------------------------
* Dr. Kolker became President and Chairman of the Board in June 2002. Payments disclosed under "All Other Compensation" represents $5,000 per month commencing September 2004 payable by MDNY in consideration of Dr. Kolker's participation in negotiations regarding certain potential strategic transactions and certain potential transactions among MDNY, its shareholders and certain related parties, and payment in October 2004 by MDNY of $3,871.24 per month retroactive to June 2002 (the month Dr. Kolker became President and Chairman of the Company) by means of a lump sum payment in the aggregate amount of $89,038 in consideration of Dr. Kolker's participation from and after June 2002 in negotiations regarding such transactions See "Certain Relationships and Related Transactions."

** Ms. Pryor was appointed Chief Financial Officer of the Company in September 2003. Represents compensation paid directly by MDNY to Ms. Pryor with respect to Fiscal 2003.

***   Represents compensation paid directly by MDNY.

**** Represents automobile allowance payable pursuant to the Executive's Employment Agreement except Dr. Kolker. ^ Mr. Fricchomine commenced employment with the Company in March 2005.

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

Report of Board of Directors as to Compensation

      Neither the Company nor MDNY has a Compensation Committee or other Board Committee performing equivalent functions. Compensation for the MDNY's executives, including the Named Executive Officers, is determined by the Board of Directors of MDNY as a whole. During Fiscal 2005, the five directors of the Company (Drs. Caravella, Gallo, Kolker, Koreen and Jason) who also serve as directors of MDNY participated in deliberations regarding compensation of Paul Accardi, Concetta Pryor and Dr. Perrone, including the amount and nature of their participation in MDNY's annual incentive program, which is within the discretion of the MDNY Board." In October 2004, the Board of Directors approved the payment to Dr. Kolker of $5,000 per month commencing September 2004 payable by MDNY in consideration of Dr. Kolker's participation in negotiations regarding certain potential strategic transactions and certain potential transactions among MDNY, its shareholders and certain related parties, and the payment by MDNY of $3,871.24 per month retroactive to June 2002 (the month Dr. Kolker became President and Chairman of the Company) by means of a lump sum payment in the aggregate amount of $89,038 in consideration of Dr. Kolker's participation from and after June 2002 in negotiations regarding such transactions. The Board's approval of these payments to Dr. Kolker was not linked to the performance of the Company or MDNY but were based on Dr. Kolker's efforts and success in connection with such negotiations and on the fact that MDNY made similar payments to David Weissberg, M.D., Dr. Kolker's predecessor as the Company's Chairman and President. See "Certain Relationships and Related Transactions."

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

Employment and Severance Agreements

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

      In May 2004, MDNY entered into a Severance Agreement with Concetta Pryor, Chief Financial Officer of the Company and of MDNY. The Agreement provides that Ms. Pryor will receive no severance if her employment terminates due to Cause (as defined) or death. If her employment terminates due to permanent disability (as defined) she will receive salary through the end of the month in which she becomes permanently disabled. If Ms. Pryor's employment terminates other than for permanent disability, cause or death, then, regardless whether termination results from a Change of Control (as defined), Ms. Pryor will continue to receive her base salary, payable bi-weekly, in effect on the termination date, subject to all withholding taxes, for nine months after termination. In addition, Ms. Pryor will receive an adjustment payment equal to the quarterly average of the preceding nine months of performance incentive payments to be paid in intervals at the end of each quarter starting three months after termination.

Options Granted in Last Fiscal Year

      None of the Named Executive Officers nor any of the other executive officers of the Company were granted any option by the Company during Fiscal 2005.

Aggregated Options Exercised in Last Fiscal Year and Fiscal Year End Option
Values

      The following table sets forth information with respect to option exercises during the year ended December 31, 2005 and the number and value of options outstanding at December 31, 2005 held by the Named Executive Officers.

                                    Number of Shares
                                    Underlying
                                    Unexercised
               Shares               Options at
               Acquired             December 31, 2005    Value of Unexercised
               On        Value      Exercisable("E")/    In-the-Money Options at
Name           Exercise  Realized   Unexcercisable("U")  December 31, 2005(1)
----           --------  --------   -------------------  --------------------
Paul Kolker     0         $0         0(E)/0(U)           $0(E)/$0(U)
Paul Accardi    0         $0         0(E)/0(U)           $0(E)/$0(U)
Ronald Perrone  0         $0         0(E)/0(U)           $0(E)/$0(U)
Concetta Pryor  0         $0         0(E)/0(U)           $0(E)/$0(U)


----------
(1) Value as of December 31, 2005 is based upon restrictions on ownership and transfer applicable to the Company's stock and the absence of a market therefor.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 9, 2006 regarding the beneficial ownership of the Common Stock of the Company of (a) each person known by the Company to own more than five percent of the Company's outstanding Class A Stock or its Class B Stock, (b) each director and officer of the Company and (c) all officers and directors of the Company as a group. Except as otherwise indicated, the named owner has sole voting and investment power of the shares listed.

                                 Amount and Nature
                             of Beneficial Ownership(1)   Percent of Class (1)
                             --------------------------   --------------------
Beneficial Owner(2)          Class A           Class B    Class A      Class B
-------------------          -------           -------    -------      -------
Paul A. Accardi                 0                   0        0              0
William Brennan, D.C            1                   3        *              *
Salvatore J. Caravella, M.D     1                   2        *              *
Franco Gallo, M.D               1                   2        *              *
Robert A. Jason, M.D. (3)       1                 502        *           12.4
Paul Kolker, M.D.(3)            1                 502        *           12.4
Amy Koreen, M.D                 1                   2        *              *
LIPH Bridge Partners, Inc.      0                 500        0           12.4
Michael Polcino, M.D            1                   2        *              *
Ronald R. Perrone, M.D.(3)      1                 502        *           12.4
Concetta Pryor                  0                   0        0              0
Rosario Romano, M.D             1                  13        *              *
Robert Sarnataro, M.D           1                   4        *              *
Gary Wohlberg, M.D              1                   2        *              *
All officers and directors
as a group (14 persons)        11                 536(3)     *           13.3(3)

----------
*     Represents less than 1%.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities ("Principal Owners") to file with the Securities and Exchange Commission initial reports of ownership and reports of any subsequent changes in ownership of Common Stock and other equity securities of the Company. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. The Company believes that none of the Company's directors, executive officers or Principal Owners has filed an initial Form 3 or a Form 5 with respect to any year, and none of the Company's directors, executive officers or Principal Owners has made written representations to the Company that no such reports were required with regard to Fiscal 2005. Ownership and transfer of the Company's stock is restricted by the Company's By-laws, and the Company believes that none of the Company's directors, executive officers and Principal Owners had any transactions in Company stock reportable during Fiscal 2005 or any prior year (other than the year with respect to which each director, executive officer and Principal Owner became obligated to file a Form 3) and that none of such persons were required to comply with Section 16(a) filing requirements by filing a Form 5 or otherwise with respect to Fiscal 2005 or any prior year (other than the year with respect to which each director, executive officer and Principal Owner was obligated to file a Form 3).

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") is a New York corporation formed in 1994 and owned by physicians residing and practicing in New York State. The Company conducts no operating activities of its own. The Company's principal asset is 67% of the stock in MDNY Healthcare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO"), that currently operates in Nassau and Suffolk counties, New York. The financial statements of MDNY are consolidated into the audited financial statements of the Company. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996.. At December 31, 2005, MDNY had 32,078 continuing members, comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans

      The Company is affiliated with LIPH, LLC (the "LLC"), a New York limited liability company formed in December 1996. Upon the formation of the LLC, the shareholders of the Company owned all of the membership interests in the LLC. The assets of the LLC consist of the stock in three independent practice associations, Island Practice Association, IPA, Inc. ("Island IPA"), Island Behavioral Health Association IPA, Inc. (currently inactive) and Island Dental Professional Association IPA, Inc. (the "IPAs"). MDNY has entered into various contractual arrangements (the "Professional Services Agreements") with the IPAs to arrange for the provision of applicable health care and administrative services to the members of MDNY.

      During 1995, the Company offered and sold shares of its common stock in a private placement to physicians, psychologists, podiatrists and dentists practicing on Long Island, New York (i.e., Queens, Nassau and Suffolk Counties). The Company offered shares of its Class A and Class B Stock to physicians based on their service specialty at a price of $2,000 per share. The Class A Stock is voting stock, and was initially offered only to primary care physicians, specialty care physicians, anesthesiologists and oral surgeons. No stockholder may own more than one share of Class A Stock. Holders of Class B Stock are not entitled to vote their shares of Class

B Stock at meetings of the Company's stockholders, except as provided by New York law. During 1996, the Company issued additional shares of its Class A Stock and Class B Stock. In order to encourage greater participation in the Company on the part of certain qualified psychologists, general dentists, specialty dentists (with the exception of oral and maxillofacial surgeons), podiatrists and chiropractors who were not initially permitted to own Class A Stock, the By-laws were amended in 1997 to allow such practitioners to own one share of Class A Stock. The By-laws were amended in August 2001 to provide that such practitioners may not as a group hold more than two seats on the Company's Board of Directors (subject to adjustment as provided therein)..

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

      MDNY's By-laws, as amended, provide that MDNY's board of directors shall consist of 12 members, comprised of the following: (i) six Class A Directors;
(ii) three Class B Director; and (iii) three members elected by the holders of both the Class A Common Stock and the Class B Common Stock voting together as a class, all of whom shall be representatives of enrollees of the health maintenance organization operated by MDNY. The MDNY By-laws provide that the MDNY board of directors may create: (i) an Operations Committee comprised of three Class A Directors and two Class B Directors and up to three other individuals as appointed by the board; (ii) a Hospital Selection Committee, comprised of three Class A Directors and three Class B Directors; and (iii) a Medical Delivery Committee comprised of four Class A Directors and two Class B Directors.

      According to the New York State Insurance Department ("NSYID") Report on Examination of The MDNY Healthcare, Inc. as of June 30, 2000 dated April 2, 2001 and revised July 31, 2002 (the "NYSID Final Report"), the composition of MDNY's Board of Directors does not comply with Part 98-1.11(f) of the Administrative Rules and Regulations of the New York State Department of Health, which requires that at least 20% of MDNY's directors must be enrollees of MDNY. The NYSID Final Report recommends that the requisite number of "enrollee representatives" be elected to MDNY's Board of Directors. The Corporation and CHNLI, as MDNY's shareholders, have approved amendments to MDNY's Certificate of Incorporation and by-laws that would change the composition and number of MDNY's Directors so as to include the requisite number of enrollee representatives.

      The Company, CHNLI and MDNY are party to a Shareholders Agreement dated December 11, 1995, which provides, among other things, for certain restrictions on the transfer of stock in MDNY, including certain rights of first refusal in connection with any such proposed transfer or deemed transfer.

      Five directors of the Company (Drs. Caravella, Gallo, Kolker, Koreen and Jason) serve as directors of MDNY. Drs. Caravella, Jason and Koreen are, respectively, President, Vice President and Secretary of MDNY. Dr. Perrone, a director of the Company, is the Chief Medical Officer of MDNY. Six directors of the Company (Drs. Caravella, Gallo, Jason, Perrone, Romano and Wohlberg) serve as directors of Island IPA, of which Dr. Romano is also President.. One director of the Company (Dr. Koreen) serves as a director of Island Behavioral Health Association IPA, Inc. Each of such directors of the Company earned fees for medical services rendered as a participating provider to one of the IPAs during 2005. Concetta Pryor, the Company's Chief Financial Officer, is also the Chief Financial Officer and Vice-President-Finance of MDNY. Paul Accardi, the Company's Executive Vice President is also the Chief Executive Officer of MDNY.

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

      With NYSID's approval, MDNY, Island IPA and CHSLI, on behalf of five catholic hospitals that act as providers to MDNY (the "Hospitals"), entered into a Recovery and Subordination Agreement (the "Recovery and Subordination Agreement"), dated July 12, 2001 and effective January 1, 2002. The Recovery and Subordination Agreement provides, among other things, as follows: (i) Island IPA is required to pay the Island Debt pursuant to a Repayment Plan whereby Island IPA is obligated to withhold, and remit to MDNY, 5% of all payments due to Island IPA participating providers (the "IPA Withhold"), MDNY will make claims payments to Island IPA or its participating providers on a fee-for-service basis, Island IPA is required to pay MDNY a $1.50 per member per month network access fee, and Island IPA is required to pay to MDNY the net revenue it receives from sources other than MDNY; (ii) until the Island Debt is repaid, Island IPA, Island IPA's participating providers and the Hospitals agree (a), in the event that MDNY becomes insolvent (pursuant to a court approved order or admits its inability to pay its debts), to subordinate their rights to payment by MDNY of outstanding claims (including IBNR) to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt, and (b) that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals; and (iii) the amount of the Island Debt outstanding from time to time will be carried on the financial statements of MDNY as an admitted asset. The aggregate amount owed by MDNY to the subordinating parties in the form of medical claims payable, and the amount of the Island Debt, was approximately $14million net of an allowance of $3,000,000 as of December 31, 2005. The IPA Withhold was increased to 10% effective January 1, 2006.

      In 1997, with the approval of NYSID, MDNY obtained a loan from CHNLI that has a balance at December 31, 2005 of approximately $2.1million (including accrued interest). Interest under this note accrues at the prime rate and is payable quarterly commencing April 1, 1998. The entire principal balance plus accrued interest is due in full subject to prior approval by NYSID.

      In 1998, with the approval of NYSID, MDNY obtained a $1 million loan from LIPH, LLC that has a balance as of December 31, 2005 of approximately $1.5million (including accrued interest). Interest under this note accrues at the prime rate and is payable quarterly commencing October 1, 1998. The entire principal balance plus accrued interest was due on July 1, 1999, but payment is subject to prior approval by the NYSID. In April 1999, MDNY and LIPH, LLC amended the loan agreement to provide LIPH, LLC with the right to convert the note into equity in MDNY, and, in August 1999, MDNY's Board authorized the conversion of the outstanding balance of the LIPH, LLC note into shares of MDNY common stock. The note has not been converted as MDNY has not received approval from NYSID for the conversion. Repayment of the principal and payment of accrued interest on the LIPH, LLC note and the CHSLI note may be made only out of the free and divisible surplus of MDNY and all payments are subject to NYSID approval.

      MDNY is subject to the New York Women's Health and Wellness Act, which, as of January 1, 2003, obligates MDNY to provide contraceptive drugs and devices to its members, in conflict with the ethical policies of the Diocese of Rockville Centre (the "Diocese"), to which CHNLI and CHSLI are subject. In light of this conflict, the Diocese allowed its subscriber contract with MDNY to expire on December 31, 2004 resulting in the loss of approximately 3,800 members. Catholic Health Services of Long Island, Inc. ("CHSLI"), an affiliate of CHNLI, on behalf of five catholic hospitals that act as providers to MDNY (the "Hospitals"), did not renew the respective Hospital subscriber contracts with MDNY upon expiration thereof on January 1, 2006. At December 31, 2005, a total of 6,135 members in MDNY were enrolled from CHSLI. Premiums from the Hospitals represented approximately 20% for 2005 and premiums from the Hospitals and the Diocese represented 28% of total premiums earned by MDNY during 2004. The expiration of MDNY's subscriber contracts with the Hospitals on January 1, 2006 and the resulting loss of business will have a material adverse effect on MDNY's business and financial

      The Company, MDNY and CHNLI entered into a Stock Purchase Agreement dated as of December 31, 2004 so as to allow CHNLI to exit as an MDNY shareholder. Pursuant to the Stock Purchase Agreement, LIPH will purchase from CHNLI all shares of Class B common stock of MDNY owned by CHNLI, and CHNLI will contribute to the capital of MDNY, and for cancellation, a Subordinated Note dated December 18, 1997 made by MDNY in favor of CHNLI in the original principal amount of $1.4 million, together with all interest accrued thereon (the "Section 1307 Contribution"). Upon the closing of such purchase, LIPH will be the sole stockholder of MDNY

      The Company, MDNY and CHNLI have entered into a Stock Purchase Agreement dated as of December 31, 2004. Pursuant to the Stock Purchase Agreement, the Company will purchase from CHNLI all shares of Class B common stock of MDNY owned by CHNLI, and CHNLI will contribute to the capital of MDNY, and for cancellation, a Subordinated Note dated December 18, 1997 made by MDNY in favor of CHNLI in the original principal amount of $1.4 million, together with all interest accrued thereon (the "Section 1307 Contribution"). Upon the closing of such purchase, the Company will be the sole stockholder of MDNY.

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

      Conditions to closing under the Stock Purchase Agreement include: (i) the termination of the Shareholders Agreement and the Stock Subscription and Purchase Agreement, each dated as of October 11, 1995, between the Company, MDNY and CHNLI, as amended, (ii) execution and delivery of mutual releases by CHNLI, the Diocese and CHSLI, on the one hand, and MDNY and the Company, on the other hand, from all claims arising through the closing date, except for claims arising under the Agreement and certain other agreements in effect among the releasing parties as of the closing date, (iii) resignation of the four MDNY directors designated by CHNLI, as directors and officers of MDNY, (iv) payment in full of all premiums then payable under the MDNY Group Applications effective as of December 31, 2002 between MDNY and each of the Diocese and CHSLI, as agent for five affiliated Catholic Hospitals ("Hospitals"); (v) no premiums under such Group Applications being more than 30 days past due; (vi) execution and delivery of an agreement whereby the Hospitals and certain related Catholic nursing homes agree to pay the same penalties and interest on past due premiums and other amounts payable by them to MDNY as those applicable under current regulations to late payments due from MDNY to the Hospitals; (viii) consent by each of NYSID (which granted consent in March 2005), the New York Department of Health, the Attorney General of the State of New York and the Supreme Court of the State of New York to the Agreement and the transactions contemplated thereby; and (ix) payment in full of all payments due and owing by MDNY to the Hospitals for services rendered to the extent required by the provider agreements between MDNY and the Hospitals, and no such payments, with respect to clean claims, being more than 45 days past due.

      Upon closing of the purchase of the Class B shares, the Certificate of Incorporation and By-laws of MDNY, and the composition of MDNY's Board of Directors, will be modified to reflect, among other things, that CHNLI is no longer a shareholder in MDNY and the composition and number of MDNY's Directors will be changed to include the requisite number of enrollee representatives.

      The Stock Purchase Agreement remains subject to approval by the Attorney General of the State of New York and the Supreme Court of the State of New York.. If such approval is granted, it is anticipated that the closing under the Stock Purchase Agreement would occur concurrently with and be contingent on the closing of an investment in and restructuring of MDNY, and would require the renegotiation of certain closing conditions under the Stock Purchase Agreement.

      Commencing with September 2004, MDNY pays to each of Salvatore Caravella, M.D., the President and a Director of MDNY, and Rosario Romano, M.D., President of Island IPA and a Director of LIPH, $5,000 per month in consideration of their respective participation in reviewing with other officers and employees MDNY's utilization management, credentialing and operations processes.

      Commencing in January 2001, the MDNY Board approved compensation to Dr. Koreen for behavioral health consulting services. Dr. Koreen was paid an annual salary of $52,250 and $52,400 for the year ended 2005 and 2004 respectively.

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

Independent Auditor Fees

      On November 1, 2005, the Company and MDNY dismissed the prior audit firm, PriceWaterhouseCoopers LLP ("PWC") and effective for the audit of Fiscal 2005 engaged the new audit firm, Holtz Rubenstein Reminick LLP ("HRR").

      Audit Fees. Aggregate fees billed for for the audit of the Company's, and its majority owned subsidiary MDNY, annual consolidated financial statements and the review of the quarterly consolidated financial statements included in the Company's Forms 10-Qrendered by HRR for 2005 and PWC for 2004 were approximately $225,000 and $254,0000, respectively.

      Audit-Related Fees. Aggregate fees billed for assurance and related services rendered by HHR that are reasonably related to the performance of the audit of the Company's financial statements (and not reported under the caption "Audit Fees" above) for 2005 was $6,000 Tax Fees. Aggregate fees billed for professional services for tax compliance, tax advice and tax planning rendered by HHR in 2005 and PWC in 2004 were $0 and $0, respectively.

      All Other Fees. The aggregate fees billed for all other services not described under the foregoing captions "Audit Fees," "Audit-Related Fees" and "Tax Fees," rendered by HHR for 2005 and PWC for 2004 were $0 and $113,300, respectively.

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

Independent Public Accountants

      (a) (i) On November 1, 2005, the Company dismissed PricewaterhouseCoopers LLP ("PwC"), as the Company's independent registered public accounting firm.

      (ii) PwC's report on the consolidated financial statements of the Company as of December 31, 2004 and for the year then ended contained an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Except as noted in the immediately previous sentence, the reports of PwC on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2004 and 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

      (iii) The change in accountants was approved by the Company's Board of Directors.

      (iv) During the Company's two most recent fiscal years ended December 31, 2004 and 2003, and through November 1, 2005, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in PwC's reports on the consolidated financial statements for such years.

      (v) During the Company's two most recent fiscal years ended December 31, 2004 and 2003 and through November 1, 2005, there were no "reportable events" of the kind listed in Item 304(a)(1)(iv) of Regulation S-K.

      (vi) The Company requested that PwC furnish the Registrant with a letter addressed to the Securities and Exchange Commission stating whether or not PwC agrees with the above statements. PwC's letter is filed as an exhibit to Company's Report on Form 8-K/A dated January 4, 2006.

      (b) Effective November 1, 2005, the Company engaged Holtz Rubenstein Reminick LLP ("HRR") to be the Company's independent registered public accounting firm. During the fiscal years ended December 31, 2004 and 2003 and through November 1, 2005, the Company did not consult with HRR regarding either
(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company or oral advice was provided that HRR concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

      (c) On November 1, 2005, MDNY also dismissed PwC as MDNY's independent registered public accounting firm, and engaged HRR as MDNY's independent registered public accounting firm.

                                   Proposal 3

 PROPOSAL TO RATIFY THE APPOINTMENT OF HOLTZ RUBENSTEIN REMINICK LLP AS THE
                  COMPANY'S AUDITORS FOR THE 2006 FISCAL YEAR

      The accounting firm Holtz Rubenstein Reminick LLP ("HRR") is presently serving as the Company's independent auditors. HRR was engaged as the Company's independent auditors during the fiscal year ended December 31, 2005. The Board of Directors believes it is desirable and in the best interests of the Company to continue engagement of HRR. A representative of HRR will be present at the Meeting to make a statement if he or she desires and to respond to appropriate questions presented at the Meeting.

             THE BOARD OF DIRECTORS DEEMS THE APPOINTMENT OF HRR AS
              THE COMPANY'S AUDITORS FOR THE 2006 FISCAL YEAR TO BE
          IN THE BEST INTERESTS OF THE COMPANY AND ITS SHAREHOLDERS AND
       RECOMMENDS A VOTE "FOR" THE RATIFICATION OF SUCH APPOINTMENT OF HRR

                                  OTHER MATTERS

Annual Report on Form 10-K

      All shareholders of record on the Record Date have been sent, or are concurrently herewith being sent, a copy of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Annual Report does not form part of these proxy materials for the solicitation of proxies. The exhibits thereto are available from the Company without charge upon written request of a shareholder to the Secretary of the Company. Copies of such materials are also available online through the Securities and Exchange Commission at www.sec.gov.

Shareholder Proposals for 2007 Annual Meeting

      In order to be considered for inclusion in the proxy materials to be distributed in connection with the next Annual Meeting of Shareholders of the Company, shareholder proposals for such meeting should be sent to the Secretary of the Company at 275 Broadhollow Road, Melville, New York 11747 and must be received by the Company no later than December 31, 2007 and must comply with the requirements of Rule 14a-8 under the Securities Exchange Act of 1934.

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

                             TO VOTE CLASS A SHARES

                   LONG ISLAND PHYSICIAN HOLDINGS CORPORATION
                            One Huntington Quadrangle
                            Melville, New York 11747

                   PROXY--SOLICITED BY THE BOARD OF DIRECTORS

The undersigned holder of Class A Common Stock of Long Island Physician Holdings Corporation ("Company") hereby appoints Dr. Paul Kolker and Concetta Pryor and each or either of them, the proxy or proxies of the undersigned, with full power of substitution, to vote as specified on this proxy form all shares of class a common stock of said company which the undersigned is entitled to vote at the annual meeting of shareholders of the company, to be held on July 252006 (the "Meeting") and at all adjournments of such meeting, with all powers the undersigned would possess if personally present.

This Proxy will be voted as specified. If no specification is made, the Proxy will be voted "For" each of the nominees for Class A director named in Proposal 1, and as to any other matters as may properly come before the meeting, this Proxy will be voted in the discretion and in the best judgment of the Proxies. This Proxy may be revoked at any time prior to the voting thereof.

PROPOSAL 1: To elect the following holdover directors as Class A directors for a term expiring with the 2008 Annual Meeting: William Brennan, M.D., Robert A. Jason, M.D, Robert Sarnataro, M.D, Gary Wohlberg, M.D.

                              FOR [_] WITHHOLD [_]

(INSTRUCTION: TO WITHHOLD AUTHORITY TO VOTE FOR ANY ONE OR MORE INDIVIDUAL NOMINEE(S), WRITE THAT NOMINEE'S NAME IN THE SPACE PROVIDED BELOW.)

________________________________________________________________________________

PROPOSAL 2: To elect the following persons as Class B directors for a term expiring with the 2009 Annual Meeting: Jeffrey Ashkin, MD., Amy Koreen, M.D., Ronald R. Perrone, M.D., and Michael Polcino, M.D.

                              FOR [ ] WITHHOLD [ ]

(INSTRUCTION: TO WITHHOLD AUTHORITY TO VOTE FOR ANY ONE OR MORE INDIVIDUAL NOMINEE(S), WRITE THAT NOMINEE'S NAME IN THE SPACE PROVIDED BELOW.)

________________________________________________________________________________

PROPOSAL 3: Proposal to approve the appointment of Holtz Rubenstein Reminick LLP as the Company's auditors for the 2006 fiscal year.

                         FOR [ ] AGAINST [ ] ABSTAIN [ ]

THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" EACH NOMINEE FOR DIRECTOR NAMED IN PROPOSAL 1 AND PROPOSAL 2 AND "FOR" PROPOSAL 3.

Dated: __________, 2006

                                                _____________________________
                                                   Signature or Signatures

Executors, administrators, trustees, guardians, attorneys and agents should give their full titles and submit evidence of appointment unless previously furnished to the Company or its transfer agent.