Form 10-Q
period 2006-03-31
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2007-02-01
CIK 1006868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     -----------------------------------------------------------------------

                                    FORM 10-Q

     -----------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                           Commission File No. 0-27654

     -----------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: As of March 31, 2006 there were 1,798 shares of Class A common stock and 4,044 shares of Class B common stock outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets                                       3
           Consolidated Statements of Operations (unaudited)                 4
           Consolidated Statements of Cash Flows (unaudited)                 5
           Notes to Consolidated Financial Statements (unaudited)          6-9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9-14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       14

Item 4.    Controls and Procedures                                          14

PART II    OTHER INFORMATION

Item 6.    Exhibits                                                         15

SIGNATURES *[and CERTIFICATIONS]*                                        16-21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Long Island Physician Holdings Corporation
                           Consolidated Balance Sheets


                                                                                               March 31,                December 31,
                                                                                                 2006                      2005
                                                                                             ------------              ------------
                                                                                             (Unaudited)
Assets

Cash                                                                                         $     47,622              $  2,141,929

Premium receivables (net of allowances of approximately
$1,400,000 in 2006 and $1,295,000 in 2005)                                                      4,564,850                 5,280,579
   Reinsurance recoverables                                                                       309,023                   317,413
   Payments in excess of capitation                                                             2,500,000                 2,500,000
   Prepaid expenses and other current assets                                                    2,791,963                 3,583,882
                                                                                             ------------              ------------
     Total current assets                                                                      10,213,458                13,823,803
 Property plant and equipment, net                                                                249,148                   275,447
 Restricted cash and cash investments                                                           5,943,438                 5,911,795
 Payments in excess of capitation, net of allowances of
    $3,000,000 in both 2006 and 2005                                                           11,083,474                11,497,164
                                                                                             ------------              ------------
     Total assets                                                                            $ 27,489,518              $ 31,508,209
                                                                                             ============              ============
Liabilities and Stockholders' Deficit:
   Medical claims payable                                                                    $ 20,364,587              $ 22,416,881
   Public goods payable                                                                         4,835,899                 4,746,035
   Unearned premium revenue                                                                     2,059,160                 1,885,792
   Accounts payable and accrued expenses                                                        2,176,637                 2,495,243
                                                                                             ------------              ------------
     Total current liabilities                                                                 29,436,283                31,543,951
Note payable and accrued interest                                                               3,643,215                 3,599,259
                                                                                             ------------              ------------
     Total liabilities                                                                         33,079,498                35,143,210
                                                                                             ------------              ------------

Stockholders' deficit:
     Class A common stock, $.001 par value;
          10,000 shares authorized, 1,798 issued
          and outstanding                                                                               2                         2
     Class B common stock, $.001 par value;
          25,000 shares authorized, 4,044 issued
          and outstanding                                                                               4                         4
Additional paid-in capital                                                                     11,478,536                11,478,536
Accumulated deficit                                                                           (17,068,522)              (15,113,543)
                                                                                             ------------              ------------
     Total stockholders' deficit                                                               (5,589,980)               (3,635,001)
                                                                                             ------------              ------------
     Total liabilities and stockholders' deficit                                             $ 27,489,518              $ 31,508,209
                                                                                             ============              ============


The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Operations

                                                        Three months ended
                                                             March 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
                                                    (Unaudited)    (Unaudited)

Revenue:
  Premiums earned                                  $ 23,171,527    $ 29,887,981
                                                   ------------    ------------



Expenses:
  Medical services expense                           20,894,492      25,182,344
   Commissions expense                                1,186,396       1,245,197
   General and administrative expenses                3,085,357       3,334,090
                                                   ------------    ------------
  Total expenses                                     25,166,245      29,761,631
                                                   ------------    ------------

Operating (loss) income                              (1,994,718)        126,350
   Investment and other income                           43,293          48,873
                                                   ------------    ------------
   Income (loss) before income taxes
       and minority interest                         (1,951,425)        175,223

Provision for income taxes                               (3,554)         (2,950)
 Minority interest in (loss) income
     of subsidiary                                           --         (73,601)
                                                   ------------    ------------
   Net (loss) income                                 (1,954,979)         98,672
                                                   ============    ============


   Basic and diluted (loss) income per share       $       (335)   $         17
   Basic and diluted weighted average shares              5,842           5,842

The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Cash Flows


                                                                                                        Three months ended
                                                                                                             March 31,
                                                                                                 ----------------------------------
                                                                                                    2006                   2005
                                                                                                 -----------            -----------
Cash flows from operating activities:                                                             (unaudited)           (unaudited)

Net (loss) income                                                                                $(1,954,979)           $    98,672
Adjustment to reconcile net (loss) income to net cash
(used in) provided by operating activities:
     Depreciation                                                                                     30,174                 26,132
     Minority interest in (loss) income of subsidiary                                                     --                 73,601
Changes in operating assets and liabilities:
     Payments in excess of capitation                                                                413,690                442,925
     Reinsurance recoverable                                                                           8,390                 45,169
     Premium receivables                                                                             715,729             (1,187,502)
     Prepaid expenses and other current assets                                                       791,919                (19,626)
     Medical claims payable                                                                       (2,052,294)             1,246,669
     Public goods payable                                                                             89,864               (250,093)
     Unearned premium revenue                                                                        173,368                291,692
     Accounts payable and accrued expenses and accrued interest                                     (274,650)               271,980
                                                                                                 -----------            -----------
Net cash (used in) provided by operating activities                                               (2,058,789)             1,039,619
                                                                                                 -----------            -----------
Cash flows from investing activities:
      Increase in restricted cash and investments                                                    (31,643)               (16,869)
      Purchase of property and equipment                                                              (3,875)               (16,187)
                                                                                                 -----------            -----------
Net cash used in investing activities                                                                (35,518)               (33,056)
                                                                                                 -----------            -----------

Net change in cash and cash equivalents                                                           (2,094,307)             1,006,563

Cash beginning of period                                                                           2,141,929              1,334,326
                                                                                                 -----------            -----------
Cash end of period                                                                               $    47,622            $ 2,340,889
                                                                                                 ===========            ===========


The accompanying notes are an integral part of these consolidated financial statements

                   Long Island Physician Holdings Corporation
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

      Background

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") was formed in December 1994 in the State of New York as a holding company to advance the delivery of healthcare on Long Island, New York. The Company is owned by individual physicians residing in New York State. The accompanying consolidated financial statements include the activity of the Company and its majority-owned subsidiary, MDNY HealthCare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO") that operates in Nassau and Suffolk counties, New York. The Company owns 67% of the stock of MDNY. The Company is exclusively a holding company whose principal asset is its investment in MDNY and conducts no operating activities of its own. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. At March 31, 2006, MDNY had 26,561 members, comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans.

      The Company is affiliated with LIPH, LLC (the "LLC"), a New York limited liability company formed in December 1996. Upon the formation of the LLC, the shareholders of the Company owned all of the membership interests in the LLC. The assets of the LLC consist of the stock in three independent practice associations, Island Practice Association, I.P.A., Inc. ("Island IPA"), Island Behavioral Health Association IPA, Inc. (currently inactive) and Island Dental Professional Association IPA, Inc. MDNY has entered into various contractual arrangements with the IPAs to arrange for the provision of applicable health care and administrative services to the members of MDNY.

      The interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2005 Annual Report on Form 10-K. The Company's legal, accounting and administrative costs are funded by MDNY.

      Earnings Per Share

      Basic and diluted income (loss) per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At March 31, 2006 and December 31, 2005, the Company had no outstanding stock options or other common stock equivalents.

      New Accounting Standards

      In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value. The Company does not expect the adoption of FAS 157 to have a material impact on its financial statements.

      In September 2006, Financial Accounting Standards Board ("FASB") issued FAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R) ("FAS 158"). FAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. The Company offers to the employees a Defined Contribution Plan and therefore this statement will have no affect to the Company. The Company does not match or contribute to the Plan.

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 applies to all tax positions accounted for under SFAS No. 109, "Accounting for Income Taxes" and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If a tax position is not considered "more-likely-than-not" to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

      In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary "correcting" adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.

      As of December 2005, the Company's financials do not reflect CHNLI's one third stock ownership in MDNY as minority interest. As a result of the cumulative operating losses of MDNY, CHNLI's interest in the company was negative as of December 31, 2005. Negative minority interest is not allowable under GAAP. Therefore, the Company has recorded the full amount of the operating losses sustained by MDNY for the six months ended 2006.

Going Concern and Recent Developments

      The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a $1.9 million loss as of March 31, 2006; has a substantial working capital deficit, and has incurred cumulative losses since inception and continues to decline in enrollment. Furthermore, the Company has utilized substantially all of the cash raised in its initial equity infusion in funding operations and currently does not meet its New York State contingent reserve funding requirement.

      For the three months ended March 31, 2006, the Company reported a loss of $1,954,979. This loss was the result of higher than anticipated medical costs in the first quarter of 2006. MDNY's medical loss ratio was 90.2% and 87.3%, respectively, for the three months ended March 31, 2006 and for the year ended December 31, 2005. As of March 31, 2006 and 2005 enrollment was 26,561 and 32,708 respectively. Catholic Health Services of Long Island, Inc. ("CHSLI"), an affiliate of CHNLI, on behalf of five catholic hospitals that act as providers to MDNY (the "Hospitals"), did not renew the respective Hospital subscriber contracts with MDNY upon expiration thereof on January 1, 2006, resulting in the loss of approximately 6,000 members. MDNY's negative working capital deficit increased from approximately $17.7 million at December 31, 2005 to approximately $19.2 million at March 31, 2006. This increase is primarily the result of the operating losses for the three months ended March 31, 2006.

      The Company's ability to achieve profitability, and ensure its long-term survival, depends on MDNY's ability to successfully complete a transaction with one or more third party investor(s) to recapitalize MDNY and allow MDNY to develop and market additional, competitive high deductible products that MDNY currently is prohibited from selling due to its existing licensure and financial condition. Any such transaction would likely involve the issuance by MDNY of a controlling equity interest to a new investor and substantial dilution to the Company and CHNLI, MDNY's existing shareholders. MDNY anticipates that any acceptable proposal would likely contemplate the issuance to the new investor(s) of 90% or more or MDNY's outstanding stock. MDNY is considering proposals from potential equity investors and continues to work with a financial advisor to effect a potential transaction and implement programs to reduce administrative and medical costs. There is no assurance that any equity investment will be completed on terms acceptable to MDNY (or, if necessary, its shareholders) or approved by the New York State Insurance Department ("NYSID").

      In the second quarter 2005, NYSID conducted a market conduct audit of MDNY for fiscal years 2002 through 2004 with a primary audit focus on year ended 2004. On July 12, 2006, NYSID issued its Report on Examination as of December 31, 2004. The Report concluded that, as of December 31, 2004, MDNY was insolvent in the amount of $11,937,000 and its contingent reserve fund was impaired in the amount of $18,680,000. Based on the Report, NYSID found that the "continued operation of MDNY in an impaired state represents a hazard to policyholders and claimants." NYSID directed MDNY to cure the impairment within 15 days of the letter, failing which the Superintendent of Insurance might proceed against MDNY pursuant to Article 74 of the New York Insurance Law, which would govern any court supervised liquidation of MDNY. In late August 2006 MDNY and NYSID met to discuss the financial condition of MDNY and the status of potential transactions. MDNY has received no further communication from NYSID.

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

      In October 2006, NYSID released the Fifth Amendment to Regulation 146 which outlines a new high cost claim based market stabilization process for individual and small group policies. This amendment states that there will be no payments to the pools, or collections from the pools under this Section of the law for 2005 or 2006. Payments or distributions will be made from the pools in 2008 based upon actual premium and claims data received by the Department for calendar year 2007. The Department has requested 2005 data for advisory purposes only. Data for 2006 and all subsequent years is due by January 31 of the following year. NYSID anticipates releasing estimates to carriers in 2007 based upon 2006 data. There can be no assurance that NYSID will determine that MDNY does not have significant payment obligations to the Stabilization Pools with respect to 2007 and subsequent years. Any definitive determination by NYSID that MDNY has significant payment obligations with respect to the Stabilization Pools for such years would have a material adverse effect on the business and financial condition and operations of MDNY and the Company.

Recovery and Subordination Agreement

      With NYSID's approval, MDNY, Island IPA and CHSLI, entered into a Recovery and Subordination Agreement (the "Recovery and Subordination Agreement"), dated July 12, 2001 and effective January 1, 2002. The Recovery and Subordination Agreement provides, among other things, as follows: (i) Island IPA is required to pay the Island Debt pursuant to a Repayment Plan whereby Island IPA is obligated to withhold, and remit to MDNY, 5% of all payments due to Island IPA participating providers (the "IPA Withhold"), MDNY will make claims payments to Island IPA or its participating providers on a fee-for-service basis, MDNY is required to pay Island IPA a $1.50 per member per month network access fee, and Island IPA is required to pay to MDNY the net revenue it receives from sources other than MDNY; (ii) until the Island Debt is repaid, Island IPA, Island IPA's participating providers and the Hospitals agreed (a), in the event that MDNY becomes insolvent (pursuant to a court approved order or admits its inability to pay its debts), to subordinate their rights to payment by MDNY of outstanding claims (including IBNR) to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt, and (b) that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals; and (iii) the amount of the Island Debt outstanding from time to time will be carried on the financial statements of MDNY as an admitted asset. The aggregate amount owed by MDNY to the subordinating parties in the form of medical claims payable was approximately $13.6 million and $14 million as of March 31, 2006 and December 31, 2005, respectively.

      MDNY recognized an initial receivable of approximately $23.2 million, which represented actual claims paid in 2001 to Island IPA participating providers with dates of service prior to January 1, 2001. As of March 31, 2006 and December 31, 2005, the Island Debt was $13.6 million and $14 million respectively. Island Debt is recorded net of a reserve of $3,000,000 which represented the difference in the amount owed to MDNY compared to the amount of claims subordinated in medical claims payable and was recorded at December 31, 2005. The $414,000 reduction of the Island Debt since December 31, 2005 is the result of the IPA Withhold paid for the three months ended March 31, 2006. As of March 31, 2006 and December 31, 2005 no payment by MDNY to Island IPA for network access fees has been made or will be required to be made to Island IPA. In addition, Island IPA has not received any income from other sources as of March 31, 2006 and December 31, 2005, respectively.

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

      In a letter dated May 8, 2006, NYSID reiterated its position that the Island Debt should be reported as a non-admitted asset and further directed MDNY to file amended statutory reports reflecting this revision. The revised negative statutory net worth at December 31, 2005 was $13,770,000.

      According to the NYSID Final Report, the composition of MDNY's Board of Directors does not comply with Part 98-1.11(f) of the Administrative Rules and Regulations of the NYSDOH, which requires that at least 20% of MDNY's directors must be enrollees of MDNY. The NYSID Final Report recommends that the requisite number of "enrollee representatives" be elected to MDNY's Board of Directors. Upon any closing under the Stock Purchase Agreement among LIPH, MDNY and CHNLI, it is anticipated that MDNY's Board of Directors would include the requisite number of enrollee representatives.

Stock Purchase Agreement among LIPH, CHNLI and MDNY

      The Company, MDNY and CHNLI entered into a Stock Purchase Agreement dated as of December 31, 2004 so as to allow CHNLI to exit as an MDNY shareholder. The Stock Purchase Agreement provides for LIPH to purchase from CHNLI all shares of Class B common stock of MDNY owned by CHNLI, and for CHNLI to contribute to the capital of MDNY, and for cancellation, a Subordinated Note dated December 18, 1997 made by MDNY in favor of CHNLI in the original principal amount of $1.4 million, together with all interest accrued thereon (the "Section 1307 Contribution"). Upon the closing of such purchase, LIPH will be the sole stockholder of MDNY. Conditions to closing under the Stock Purchase Agreement include, among other things, the termination of existing agreements and certain financial adjustments among the parties and their affiliates.

      In consideration of the sale, assignment and transfer of the Class B Shares and of the Section 1307 Contribution, LIPH will pay CHNLI a closing payment of $10.00. As additional consideration, LIPH will pay to CHNLI 20% or 15% of the net amount of cash and the fair market value of all securities and other property paid by an acquiror and received by LIPH in respect of its equity interest in MDNY upon any sale to a third party by LIPH of its stock in MDNY or of all or substantially all of MDNY's business (through a sale of stock or assets, or a merger, consolidation or similar transaction) that is consummated prior to December 31, 2007 or 2008, respectively, but not to exceed $4.5 million in the aggregate (the amount of CHNLI's equity investment in MDNY).

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

Statutory Reserve Requirement

      NYSDOH and the NYSID require MDNY to maintain reserves in the form of an escrow deposit and statutory net worth.

      In June 2005, NYSDOH adopted revised regulations regarding the amount HMOs and certain other health care organizations must maintain as the contingent reserve fund. Prior to 2005 the contingent reserve was capped at 5% annually. Effective December 2005 the amount is capped at 5% of premium for fiscal years 2005 and 2006 and then increases 1% per year over the next eight years to twelve and one half percent of the HMO's annual premium income. The increase in reserves is effective for the calendar year 2007. The contingent reserve requirement is deemed to be met if the statutory net worth of the HMO equals or exceeds the contingent reserve requirement.

      MDNY for calendar year 2005 and quarter ended March 31, 2006 reported its contingent reserve at 5% of net premiums which totaled $5.8 million respectively. As a result of the Island Debt being reported as a non admitted asset for statutory purposes, negative statutory net assets of MDNY were $13.8 million at December 31, 2005 and $15.3 at March 31, 2006. MDNY is deficient in maintaining the required contingent reserve fund by $19.6 and $21.2 million as of December 31, 2005 and March 31, 2006, respectively.

      Effective March 2006, the New York State Department of Insurance ("NYSDOH") requires certain Managed Care Organizations to establish a trust agreement with a bank insured by the FDIC. The trust must be funded by an amount equal to the escrow deposit and must be on deposit with the trust by March 31, 2006. The trust agreement must be pre-approved by NYSID. As of December 31, 2005 the escrow deposit was calculated at 5% of MDNY's projected 2006 medical expenses of $82 million or $4.1 million. MDNY had approximately $5.9 million in cash and cash equivalents set aside to fund the escrow deposit. MDNY's trust agreement was approved on May 26, 2006. The trust was funded on October 1, 2006.

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

      The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the three month period ended March 31, 2006 and 2005:

                                                          2006           2005
                                                          -----          -----
Revenues:
Premiums earned                                           100.0%         100.0%
                                                          -----          -----
Expenses:
IPA Medical claims expense                                 90.2           84.3
Commissions expense                                         5.1            4.2
General and administrative expenses                        13.3           11.2
                                                          -----          -----
     Total expenses                                       108.6           99.7
     Operating income                                      (8.6)            .3
Investment and other income                                  .2             .2
Income before income taxes/minority interest               (8.4)            .5
                                                          -----          -----
Provision for income tax expense                             --             --
Minority interest in income of subsidiary                    --           (0.2)
                                                          -----          -----
Net income                                                 (8.4)            .3%
                                                          -----          -----
Statistical data:
     Enrollment (HMO and POS)                            26,561         34,492
     HMO enrollment                                      25,357         32,028
     POS enrollment                                       1,204          2,464
     ASO enrollment                                          --             --
     Member months                                       78,861        103,355
     *Medical loss ratio                                   90.2           84.3
     **Administrative loss ratio                           18.4           15.4

----------
* Medical loss ratio-Medical expense and net reinsurance divided by total premium

** Administrative loss ratio-Commission expense and general administrative expense divided by total premium

Comparison of three months ended March 31, 2006 and 2005

      Revenues for the three months ended March 31, 2006 were $23,171,527 down 22% from $29,887,981 during the same period in the prior year. Enrollment totaled 26,561 at March 31, 2006 down 23% from 34,492 at March 31, 2005. Premium revenues decreased $6,716,454 as a result of the decline in enrollment and by low premium rate increases in 2006. Premium yields for the first quarter 2006 increased 2% to $294 on a pmpm (per member per month) basis from $289 compared to the first quarter 2005.

      Total expenses for the quarter ended March 31, 2006 were $25,166,245 down 15% from $29,761,631 for the same period in the prior year. This decrease in expenses is primarily the result of declines in medical costs associated with the decline in enrollment. Medical claim expense as a percent of premium revenues was 90.2% for the first quarter 2006 compared to 84.3% for the first quarter 2005. Medical costs stated on a pmpm basis increased to $265 for the first quarter 2006 from $243 during the same period in the prior year, a 9% increase. This increase in pmpm medical costs is the result of higher medical costs.

      Commissions as a percent of premium was approximately 5.1% for the first quarter 2006 compared to 4.2% for the first quarter 2005. The loss of the CHSLI membership effective January 1, 2006 resulted in a higher proportion of MDNY's remaining enrollment and premium to be generated through general agents, brokers, and associations. The percentage of enrollment through brokers and general agents was approximately100% as of March 31, 2006 compared to 81% at March 31, 2005.

      Net loss for the first quarter of 2006 totaled $1,954,979 compared with a net income of $98,672 for the first quarter 2005. This loss is primarily the result of higher than anticipated medical loss ratio (MLR) for the first quarter 2006 compared to the first quarter 2005. The MLR for the period ended March 31, 2006 was 90.2% compared to 84.3% for the first quarter 2005.

      Total general administrative costs decreased 7.5% to $3,085,357 for the quarter ended March 31, 2006 compared to $3,334,090 as of March 31, 2005. Although total general and administrative costs decreased, general and administrative costs stated as a percent of premium increased to 13.3% for the first quarter 2006 compared to 11.2% for the first quarter 2005. This increase is primarily the result of a continued decline in enrollment through the first quarter 2006.

Liquidity and Capital Resources

      Cash and cash equivalents as of March 31, 2006 decreased to $47,622 from $2,141,929 at December 31, 2005. The decrease of $ 2,094,307 in net cash and cash equivalents is the result of operating losses in the first quarter. In addition, cash balances at month end are directly related to the timing of the receipt of premium payments and the processing of claim payments.

      MDNY had a negative working capital of $19.2 million at March 31, 2006 compared to a negative working capital of $17.7 million at December 31, 2005. The increase in negative working capital is the result of operating losses sustained in the first quarter of 2006.

      There can be no assurance that the 2006 rate increases together with the other operating initiatives will produce sufficient cash flows to meet MDNY's obligations.

Capital Reserves and Liquidity

      Certain matters relating to MDNY's regulatory status, its compliance with applicable reserve and statutory net worth requirements and liquidity are discussed above under the caption - "Going Concern and Recent Developments."

      The continued failure of MDNY to meet reserve requirements, the failure of MDNY or the IPAs to comply with other existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company, MDNY and the IPAs.

      Meeting the reserve requirements is a condition for continued licensure and that MDNY's failure to meet the contingent reserve fund requirement could cause the NYSID or NYSDOH to require more frequent reporting and, if necessary, require MDNY to develop for approval a corrective action plan to cure the impairment. However, should NYSID and NYSDOH determine that MDNY is insolvent; they could issue a Notice of Termination and direct MDNY to perform an orderly shutdown. The NYSID has not issued any such notice to MDNY.

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and is payable quarterly. These notes which are treated as capital for statutory purposes are offset by approximately $16.5 of Island debt which is being treated as a non-admitted asset for statutory purposes At March 31, 2006 MDNY's negative statutory net worth is $15.3 million compared to the NYSID required net worth of $5.8 million. (Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID).

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

Due to the nature of MDNY's business, several of the Company's accounting policies, primarily relating to costs of claims incurred but not reported and allowance for doubtful accounts associated with premium and reinsurance receivables, involve significant estimates and judgments. These accounting policies have been described in our 2005 Annual Report on Form 10-K.

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

      MDNY implemented the HIPAA privacy regulations by April 2003, as required, and is evaluating the costs of upgrading its systems and procedures to fully comply with the security regulations by the compliance deadline of April 20, 2006.

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

      Impact of New Accounting Standards

      In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements." In September 2006, FASB issued SFAS 158, " Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans- an Amendment of FASB Statements No. 87,88,106 and 132(R). In June 2006, FASB issued SFAS No. 48, "Accounting for Uncertainty in Income Taxes." In September 2006, the SEC issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." The impact of the above referenced accounting standards is discussed in Note 1 to the interim consolidated financial statements.

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

      Certain Factors Affecting Future Operating Results

      Certain statements in this Report on Form 10-Q are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Such forward-looking statements include but are not limited to, statements concerning future or prospective results of operations or financial position, liquidity, health care and administrative costs, premium rates and yields for commercial business, growth and retention of membership and development of new lines of business, health care benefits, provider networks, provider utilization rates, medical loss ratio levels, claims payment, service performance and other operations matters, administrative loss ratio levels, proposed efforts to control health care and administrative costs, impact of agreements with health care providers and related organizations of providers, reinsurance coverage for risk-transfer arrangements, enrollment levels, government regulation such as HIPAA, PBOR, the impact of new laws and regulation, the future of the health care industry, and the impact on MDNY of regulatory investigations and examinations. Actual results may differ materially from those expressed or implied by such forward-looking statements due to risks and uncertainties, including but not limited to the following: the continued inability of MDNY to meet applicable reserve and statutory net worth requirements; the continued decline in MDNY's enrollment; increased regulation or modification of existing regulations which will increase health care expenses or require additional or increased levels of statutory reserve requirements; increased competition in MDNY's markets or a change in product mix will reduce premium revenue; the ability (or inability) of MDNY to obtain additional capital necessary for MDNY to compete effectively; health care costs in any given period may be greater than expected due to general unanticipated increases in health care costs, unexpected incidence of major cases, national emergencies, natural disasters, epidemics, changes in physician practices, and new technologies.

      See also the matters referred to throughout Item 1 of the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      In the normal course of operations, MDNY is exposed to market risks arising from adverse changes in interest rates primarily through its borrowing activities and minimally through its short-term investments. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of March 31, 2006, MDNY's only borrowings were under two promissory notes from LIPH, LLC and CHNLI, in the original aggregate principal amount of $2.4 million, which accrue interest at the prime rate. At March 31, 2006, total principal and interest due LIPH, LLC and CHNLI was approximately $1.5 million and $2.2 million, respectively. A 100 basis point increase in interest rates, applied to MDNY's borrowings at March 31, 2006, would result in an increase in annual interest expense and a corresponding reduction in cash flow (were such interest to be paid) of approximately $24,000. The Company believes that MDNY's exposure to market risk relating to interest rate risk is not material.

      MDNY has no derivative financial instruments or derivative commodity instruments, nor does MDNY generally have any financial instruments entered into for trading or hedging purposes. The Company believes that MDNY's business operations are not exposed in any material respect to market risk relating to foreign currency exchange risk or commodity price risk.

Item 4. Controls and Procedures

      Based upon an evaluation under the supervision and with the participation of the Company's President and Chairman of the Board and its Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of the end of the period covered by this report, they have concluded that the Company's disclosure controls and procedures, as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, are not effective for gathering, analyzing and disclosing information in the Company is required to disclose in its periodic reports filed under such Act.

      LIPH relies on MDNY's financial and accounting staff to meet its SEC reporting obligations. During 2006, the primary focus of MDNY's staff has been to complete New York State statutory and internal financial reporting in order to expedite due diligence review by potential investors in MDNY and facilitate the potential approval by NYSID of any proposed transaction. In addition, MDNY's staff has continued to address certain concerns raised by NYSID and NYSDOH regarding MDNY's reserves and contingent obligations. In light of these demands, the Company has been unable to ensure the timely completion of its SEC reporting obligations.

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

   LONG ISLAND PHYSICIAN HOLDINGS CORPORATION

By: /s/ PAUL KOLKER, M.D.
   --------------------------------------------
   Name: Paul Kolker, M.D.
   Title: President and Chairman of the Board
   (Principal Executive Officer)

   Date: ____________________________

                                  Exhibit Index

Exhibit No.        Description
-----------        -----------

31.1               Chief Executive Officer Rule 13a-14(a)/Rule 15d-14(a)
                   Certification

31.2               Chief Financial Officer Rule 13a-14(a)/Rule 15d-14(a)
                   Certification

32.1               Chief Executive Officer Section 1350 Certification

32.2               Chief Financial Officer Section 1350 Certification

                                                                    Exhibit 31.1

                                  Certification

I, Paul Kolker, Chief Executive Officer of Long Island Physician Holdings Corporation, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Long Island Physician Holdings Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

            a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: ____________________________


/s/ Paul Kolker
-----------------------------------
Paul Kolker,
President and Chairman of the Board
(Principal Executive Officer)

                                                                    Exhibit 31.2

                                  Certification

I, Concetta Pryor, Chief Financial Officer of Long Island Physician Holdings Corporation, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Long Island Physician Holdings Corporation;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officer(s) and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

            a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: ________________________


/s/Concetta Pryor
---------------------------------------
Concetta Pryor, Chief Financial Officer
(Principal Financial Officer)

                                                                    Exhibit 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Long Island Physician Holdings Corporation (the "Company") on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Kolker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Paul Kolker
--------------------------------
Paul Kolker,
President, Chairman of the Board
(Principal Executive Officer)


Date: ______________________________

      This certification accompanies the above-described Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                    Exhibit 32.2

                                  Certification

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Long Island Physician Holdings Corporation (the "Company") on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Concetta Pryor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Concetta Pryor
-----------------------
Concetta Pryor
Chief Financial Officer


Date: __________________________

      This certification accompanies the above-described Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.