Form 10-Q
period 2006-06-30
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2007-02-01
CIK 1006868

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

                   For the quarter period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: As of June 30, 2006 there were 1,798 shares of Class A common stock and 4,044 shares of Class B common stock outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets                                         3
           Consolidated Statements of Operations (unaudited)                   4
           Consolidated Statements of Cash Flows (unaudited)                   5
           Notes to Consolidated Financial Statements (unaudited)            6-9

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        9-14

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk                                                  14

Item 4.    Controls and Procedures                                         14-15

PART II    OTHER INFORMATION

Item 6.    Exhibits                                                           16

SIGNATURES, and CERTIFICATIONS                                             17-21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Long Island Physician Holdings Corporation
                          Consolidated Balance Sheets

                                                                                               June 30,
                                                                                                 2006                   December 31,
Assets                                                                                       (unaudited)                    2005
                                                                                             ------------              ------------
Cash                                                                                         $  1,095,999              $  2,141,929

Premium receivables (net of allowances of approximately
$1,250,000 in 2006 and $1,295,000 in 2005)                                                      4,115,212                 5,280,579

   Reinsurance recoverables                                                                       231,446                   317,413
   Payments in excess of capitation                                                             2,300,000                 2,500,000
   Prepaid expenses and other current assets                                                    2,882,793                 3,583,882
                                                                                             ------------              ------------

     Total current assets                                                                      10,625,450                13,823,803
 Property plant and equipment, net                                                                219,425                   275,447
 Restricted cash and cash investments                                                           5,975,965                 5,911,795
 Payments in excess of capitation, net of allowances of
       $3,000,000 in 2006 and 2005                                                             10,789,838                11,497,164
                                                                                             ------------              ------------
     Total assets                                                                            $ 27,610,678              $ 31,508,209
                                                                                             ============              ============
Liabilities and Stockholders' Deficit:
   Medical claims payable                                                                    $ 22,897,098              $ 22,416,881
   Public goods payable                                                                         5,163,831                 4,746,035
   Unearned premium revenue                                                                     1,966,804                 1,885,792
   Accounts payable and accrued expenses                                                        2,176,666                 2,495,243
                                                                                             ------------              ------------
     Total current liabilities                                                                 32,204,399                31,543,951
Note payable and accrued interest                                                               3,690,475                 3,599,259
                                                                                             ------------              ------------
     Total liabilities                                                                         35,894,874                35,143,210
                                                                                             ------------              ------------

Stockholders' deficit
     Class A common stock, $.001 par value;
          10,000 shares authorized, 1,798 issued
          and outstanding                                                                               2                         2
     Class B common stock, $.001 par value;
          25,000 shares authorized, 4,044 issued
          and outstanding                                                                               4                         4
Additional paid-in capital                                                                     11,478,536                11,478,536
Accumulated deficit                                                                           (19,762,738)              (15,113,543)
                                                                                             ------------              ------------

     Total stockholders' deficit                                                               (8,284,196)               (3,635,001)
                                                                                             ------------              ------------

     Total liabilities and stockholders' deficit                                             $ 27,610,678              $ 31,508,209
                                                                                             ============              ============

The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Operations

                                                                Three months ended                      Six months ended
                                                                      June 30,                               June 30,
                                                          ------------------------------      -------------------------------------
                                                               2006              2005              2006                   2005
                                                               ----              ----              ----                   ----
                                                                    (unaudited)                            (unaudited)
Revenue:
  Premiums earned                                         $ 23,708,074      $ 29,464,966      $ 46,879,601             $ 59,352,947
                                                          ------------      ------------      ------------             ------------

Expenses:
  Medical services expense                                  22,605,882        25,418,827        43,500,374               50,601,171
  Commissions expense                                        1,194,128         1,223,896         2,380,524                2,469,093
  General and administrative expenses                        2,647,201         3,146,615         5,732,558                6,480,705
                                                          ------------      ------------      ------------             ------------

  Total expenses                                            26,447,211        29,789,338        51,613,456               59,550,969
                                                          ------------      ------------      ------------             ------------

Operating loss                                              (2,739,137)         (324,372)       (4,733,855)                (198,022)
   Investment and other income                                  43,322            28,590            86,615                   77,463
                                                          ------------      ------------      ------------             ------------

   Loss before income taxes
       and minority interest                                (2,695,815)         (295,782)       (4,647,240)                (120,559)

Benefit (Provision) for income taxes                             1,599            (1,500)           (1,955)                  (4,450)
Minority interest in loss
     of subsidiary                                                --             114,193              --                     40,593
                                                          ------------      ------------      ------------             ------------
   Net (loss)                                               (2,694,216)         (183,089)       (4,649,195)                 (84,416)
                                                          ============      ============      ============             ============

   Basic and diluted loss per share                       $    (461.18)     $     (31.34)     $    (795.82)            $     (14.45)
   Basic and diluted weighted average shares                      5842              5842              5842                     5842

The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Cash Flows
                     Six months Ended June 30, 2006 and 2005

                                                                                                         Six months ended
                                                                                                             June 30,
                                                                                                     2006                    2005
                                                                                                     ----                    ----
                                                                                                  (unaudited)            (unaudited)

Cash flows from operating activities:

Net loss                                                                                         $(4,649,195)           $   (84,416)
Adjustment to reconcile net loss to net cash (used in)
provided by operating activities:
     Depreciation                                                                                     59,897                 53,381
     Minority interest in loss of subsidiary                                                            --                  (40,593)
Changes in operating assets and liabilities:
     Payments in excess of capitation                                                                907,326                803,477
     Reinsurance recoverable                                                                          85,967                 65,031
     Premium receivables                                                                           1,165,367             (1,379,579)
     Prepaid expenses and other current assets                                                       701,089               (171,467)
     Medical claims payable                                                                          480,217                941,238
     Public goods payable                                                                            417,796               (318,149)
     Unearned premium revenue                                                                         81,012                360,292
     Accounts payable and accrued expenses and accrued interest                                     (227,361)              (206,026)
                                                                                                 -----------            -----------
Net cash (used in) provided by operating activities                                                 (977,885)                23,279
                                                                                                 -----------            -----------
Cash flows from investing activities:
Increase in restricted cash and investments                                                          (64,170)               (39,167)
Purchase of property and equipment                                                                    (3,875)               (40,092)
                                                                                                 -----------            -----------
Net cash used in investing activities                                                                (68,045)               (79,259)
                                                                                                 -----------            -----------
Net change in cash and cash equivalents                                                           (1,045,930)               (55,980)

Cash beginning of period                                                                           2,141,929              1,334,326
                                                                                                 -----------            -----------
Cash end of period                                                                               $ 1,095,999            $ 1,278,346
                                                                                                 ===========            ===========

The accompanying notes are an integral part of these consolidated financial statements

                   Long Island Physician Holdings Corporation

                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

      Background

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") was formed in December 1994 in the State of New York as a holding company to advance the delivery of healthcare on Long Island, New York. The Company is owned by individual physicians residing in New York State. The accompanying consolidated financial statements include the activity of the Company and its majority owned subsidiary, MDNY HealthCare, Inc. ("MDNY"), an independent practice association model health maintenance organization ("HMO") that operates in Nassau and Suffolk counties. The Company owns 67% of the stock of MDNY. The Company is exclusively a holding company whose principal asset is its investment in MDNY and conducts no operating activities of its own. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996 At June 30, 2006, MDNY had 26,887 members, comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans.

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

      The interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2005 Annual Report on Form 10-K. The Company's legal, accounting and other professional costs are funded by MDNY.

      Earnings Per Share

      Basic and diluted income (loss) per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At June 30, 2006 and December 31, 2005, the Company had no outstanding stock options or other common stock equivalents.

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

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 applies to all tax positions accounted for under SFAS No. 109,"

Accounting for Income Taxes" and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If a tax position is not considered "more-likely-than-not" to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

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

      As of December 2005, the Company's financials do not reflect CHNLI's one third stock ownership in MDNY as minority interest. As a result of the cumulative operating losses of MDNY, CHNLI's interest in the company was negative as of December 31, 2005. Negative minority interest is not allowable under GAAP. Therefore, LIPH, has recorded the full amount of the operating losses sustained by MDNY for the six months ended 2006.

Going Concern and Recent Developments

      The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a $4.6 million loss for the six months ended June 30, 2006, has a substantial working capital deficit, and has incurred cumulative losses since inception and continues to decline in enrollment. Furthermore, the Company has utilized substantially all of the cash raised in its initial equity infusion in funding operations and currently does not meet its New York State contingent reserve funding requirement.

      For the six months ended June 30, 2006, the Company reported a loss of $4,649,195. This loss was the result of higher than anticipated medical costs through the second quarter of 2006. MDNY's medical loss ratio was 92.8 % and 85.2%, respectively, for the six months ended June 30, 2006 and 2005 respectively. As of June 30, 2006 and 2005 enrollment was 26,887 and 32,792 respectively. Catholic Health Services of Long Island, Inc. ("CHSLI"), an affiliate of CHNLI, on behalf of five catholic hospitals that act as providers to MDNY (the "Hospitals"), did not renew the respective Hospital subscriber contracts with MDNY upon expiration thereof on January 1, 2006, resulting in the loss of approximately 6,000 members. MDNY's negative working capital deficit increased from approximately $17.7 million at December 31, 2005 to approximately $21.6 million at June 30, 2006. This increase is primarily the result of operating losses for the six months ended June 30, 2006.

      The Company's ability to achieve profitability, and ensure its long-term survival, depends on MDNY's ability to successfully complete a transaction with one or more third party investor(s) to recapitalize MDNY and allow MDNY to develop and market "new" competitive high deductible products that MDNY currently is prohibited from selling due to its existing licensure and financial condition. Any such transaction would likely involve the issuance by MDNY of a controlling equity interest to a new investor and substantial dilution to the Company and CHNLI, MDNY's existing shareholders. MDNY anticipates that any acceptable proposal would likely contemplate the issuance to the new investor(s) of 90% or more or MDNY's outstanding stock. MDNY is considering proposals from potential equity investors and continues to work with a financial advisor to effect a potential transaction and implement programs to reduce administrative and medical costs. There is no assurance that any equity investment will be completed on terms acceptable to MDNY (or, if necessary, its shareholders) or approved by the New York State Insurance Department ("NYSID").

      In the second quarter 2005, the NYSID conducted a market conduct audit of MDNY for fiscal years 2002 through 2004 with a primary audit focus on year ended 2004. On July 12, 2006, NYSID issued its Report on Examination as of December 31, 2004. The Report concluded that as of December 31, 2004, MDNY was insolvent in the amount of $11,937,000 and its contingent reserve fund was impaired in the amount of $18,680,000. Based on the Report, NYSID found that the "continued operation of MDNY in an impaired state represents a hazard to policyholders and claimants." NYSID directed MDNY to cure the impairment within 15 days of the letter, failing which the Superintendent may proceed against MDNY pursuant to
Article 74 of the New York Insurance Law which would govern any court supervised liquidation of MDNY. In late August 2006, MDNY and NYSID met to discuss the financial condition of MDNY and the status of potential transactions. MDNY has received no further communication from NYSID.

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

Recovery and Subordination Agreement

      With NYSID's approval, MDNY, Island IPA and CHSLI, entered into a Recovery and Subordination Agreement (the "Recovery and Subordination Agreement"), dated July 12, 2001 and effective January 1, 2002. The Recovery and Subordination Agreement provides, among other things, as follows: (i) Island IPA is required to pay the Island Debt pursuant to a Repayment Plan whereby Island IPA is obligated to withhold, and remit to MDNY, 5% of all payments due to Island IPA participating providers (the "IPA Withhold"), MDNY will make claims payments to Island IPA or its participating providers on a fee-for-service basis, MDNY is required to pay Island IPA a $1.50 per member per month network access fee, and Island IPA is required to pay to MDNY the net revenue it receives from sources other than MDNY; (ii) until the Island Debt is repaid, Island IPA, Island IPA's participating providers and the Hospitals agreed (a), in the event that MDNY becomes insolvent (pursuant to a court approved order or admits its inability to pay its debts), to subordinate their rights to payment by MDNY of outstanding claims (including IBNR) to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt, and (b) that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals; and (iii) the amount of the Island Debt outstanding from time to time will be carried on the financial statements of MDNY as an admitted asset. The aggregate amount owed by MDNY to the subordinating parties in the form of medical claims payable was approximately $15.1 million and $14 million as of June 30, 2006 and December 31,2005, respectively.

      MDNY recognized an initial receivable of approximately $23.2 million, which represented actual claims paid in 2001 to Island IPA participating providers with dates of service prior to January 1, 2001. As of June 30, 2006 and December 31, 2005 the Island Debt was $13.1 million and $14 million respectively. Island Debt is recorded net of a reserve of $3,000,000 which represented the difference in the amount owed to MDNY compared to the amount of claims subordinated in medical claims payable and was recorded at December 31, 2005. As a result of the operating losses through the six months ended June 30,

2006, the claim lag has increased and the result is that a larger amount IPA and CHSLI claims remain outstanding against the Island debt as of June 30, 2006. MDNY will continue to evaluate the adequacy of the reserve in 2006. The $908,000 reduction of the Island Debt since December 31, 2005 is the result of the IPA Withhold paid for the six months ended June 30, 2006. As of June 30, 2006 and December 31, 2005, no payment by MDNY to Island IPA for network access fees has been made or will be required to be made to Island IPA. In addition, Island IPA has not received any income from other sources as of June 30, 2006 and December 31, 2005 respectively.

      On September 16, 2005, NYSID advised MDNY that NYSID had determined that MDNY should have reported approximately $17.6 million of payments in excess of capitation ("Island Debt") as a non-admitted asset, and that the resulting reduction in net worth resulted in MDNY having an insolvency in the amount of $12,666,791 as of June 30, 2005. NYSID directed MDNY to make every effort to collect, in cash, the outstanding amount of the Island Debt as soon as possible but no later than December 31, 2005 and requested that MDNY provide a plan, by September 30, 2005, detailing the steps MDNY would take to collect the outstanding balance. In November 2005 NYSID reiterated its position that the Island Debt should be not be reflected as an admitted asset but extended the payment due date to June 30, 2006. MDNY continued to withhold 5% of the IPA provider claims in repayment of Island Debt in 2005. In response to NYSID's concerns, Island IPA agreed to increase the withhold percentage to 10% effective January 1, 2006.

      In a letter dated May 8, 2006, NYSID reiterated its position that the Island Debt should be reported as a non-admitted asset and further directed MDNY to file amended statutory reports reflecting this revision. The revised negative statutory net worth at December 31, 2005 was $13,770,000.

      According to the NYSID Final Report, the composition of MDNY's Board of Directors does not comply with Part 98-1.11(f) of the Administrative Rules and Regulations of the New York State Department of Health ("NYSDOH"), which requires that at least 20% of MDNY's directors must be enrollees of MDNY. The NYSID Final Report recommends that the requisite number of "enrollee representatives" be elected to MDNY's Board of Directors. Upon any closing under the Stock Purchase Agreement among LIPH, MDNY, and CHNLI, it is anticipated that MDNY's Board of Directors would include the requisite number of enrollee representatives.

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

      MDNY for calendar year 2005 and quarter ended June 30, 2006 reported its contingent reserve at 5% of net premiums which totaled $5.8 million respectively. As a result of the Island Debt being reported as a non admitted asset for statutory purposes, negative statutory net assets of MDNY were $13.8 million at December 31, 2005 and $17.0 at June 30, 2006. MDNY is deficient in maintaining the required contingent reserve fund by $19.6 and $22.8 million as of December 31, 2005 and June 30, 2006 respectively.

      Effective March 2006, NYSDOH requires certain Managed Care Organizations to establish a trust agreement with a bank insured by the FDIC. The trust must be funded by an amount equal to the escrow deposit and must be on deposit with the trust by March 31, 2006. Prior to establishment of the trust the agreement must be approved by the NYSID. As of December 31, 2005 the escrow deposit was calculated at 5% of MDNY's projected 2006 medical expenses of $82 million or $4.1 million. MDNY had approximately $5.9 million in cash and cash equivalents set aside to fund the escrow deposit. MDNY's trust agreement was approved on May 26, 2006. The trust was funded on October 1, 2006.

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

      The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the six month period ended June 30, 2006 and 2005:

                                                                                                   2006                      2005
                                                                                                   ----                      ----
Revenues:

Premiums earned                                                                                    100.0%                    100.0%
                                                                                                 -------                   -------

Expenses:

IPA Medical claims expense                                                                          92.8                      85.2
Commissions expense                                                                                  5.1                       4.2
General and administrative expenses                                                                 12.2                      10.9
                                                                                                 -------                   -------
     Total expenses                                                                                110.1                     100.3
     Operating loss                                                                                (10.1)                      (.3)
Investment and other income                                                                           .2                        .1
Net loss before income taxes minority interest                                                      (9.9)                      (.2)
                                                                                                 -------                   -------
Provision for income tax expense                                                                    --                          --
Minority interest in income of subsidiary                                                           --                          .1
                                                                                                 -------                   -------

Net income                                                                                       (9.9) %                       (.1)%
                                                                                                 -------                   -------
Statistical data:
     Enrollment (HMO and POS)                                                                     26,887                    33,792
     HMO enrollment                                                                               25,708                    31,494
     POS enrollment                                                                                1,179                     2,298
     Member months                                                                               158,454                   204,829
     *Medical loss ratio                                                                            92.8                      85.2
     **Administrative loss ratio                                                                    17.3                      15.1

* Medical loss ratio- Medical expense and net reinsurance divided by total premium

** Administrative loss ratio-Commission expense, and general administrative expense divided by total premium

Comparison of three months ended June 30, 2006 and 2005

      Revenues for the three months ended June 30, 2006 were $23,708,074 down 20% from $29,464,966 during the same period in the prior year. Enrollment totaled 26,887 at June 30, 2006 down 20% from 33,792 at June 30, 2005. Premium revenues decreased $5,756,892 as a result of the decline in enrollment offset by slight premium rate increases in 2006. Premium yields for the second quarter 2006 increased 3% to $297.87 on a pmpm (per member per month) basis from $290.37 compared to the second quarter 2005.

      Total expenses for the quarter ended June 30, 2006 were $26,447,211 down 11% from $29,789,338 for the same period in the prior year. This decrease in expenses is the result of declines in medical costs associated with the decline in enrollment. Medical claim expense as a percent of premium revenues was 95.4% for the second quarter 2006 compared to 86.3% for the second quarter 2005. Medical costs stated on a pmpm basis increased to $284.02 for the second quarter 2006 from $250.50 during the same period in the prior year, a 13 % increase. This increase in pmpm medical costs is the result of higher medical costs.

      Commissions as a percent of premium was approximately 5.0% for the second quarter 2006 compared to 4.2% for the quarter ended June 30, 2005. The loss of the CHSLI membership effective January 1, 2006 resulted in a higher proportion of MDNY's remaining enrollment and premium in the plan to be generated through general agents, brokers, and associations. The percentage of premium generated through brokers and general agents was approximately 100% as of June 30, 2006 compared to 81% at June 30, 2005.

      Total general administrative costs decreased 15.8 % to $2,647,201 for the quarter ended June 30, 2006 compared to $3,146,615 for the second quarter of 2005. Although total general and administrative costs decreased, general and administrative costs stated as a percent of premium slightly increased to 11.2% for the second quarter 2006 compared to 10.7% for the second quarter 2005. The decrease in administrative costs is the result of a continued decline in enrollment.

      Net loss for the second quarter of 2006 totaled $2,694,216 compared with a net loss of $183,089 for the second quarter 2005. This loss is the result of higher than anticipated medical loss ratio (MLR) for the second quarter 2006. Lower premium yields during second quarter 2006 also resulted in a higher MLR. The MLR for the quarter ended June 30, 2006 was 95.4% compared to 86.3% for the second quarter 2005.

Comparison of six months ended June 30, 2006 and 2005

      Revenues for the six months ended June 30, 2006 were $46,879,601, down 21% from $59,352,947 during the same period in the prior year. Enrollment totaled 26,887 at June 30, 2006 down 20% from 33,792 at June 30, 2005. Premium revenues decreased $12,473,346 as a result of the decline in enrollment offset by premium rate increases. Premium yields as of June 30, 2006 increased 2.1% to $295.85 on a pmpm (per member per month) basis from $289.77 compared to the same time period in 2005.

      Total expenses for the six months ended June 30, 2006 were $51,613,456 down 13% from $59,550,969 for the same period in the prior year. This decrease in expenses is the result of enrollment declines realized during the first six months of 2006 offset by the increase in medical costs. The ALR (including commissions) for the six months ended June 30, 2006 and 2005 was 17.3% and 15.1% respectively.

      Medical claim expense as a percent of premium revenues was 92.8% for the six months ended 2006 compared to 85.3% for the same time period in 2005. Medical costs stated on a pmpm basis increased to $274.53 as of June 30, 2006 from $247.04 during the same period in the prior year; an 11.1% increase.

      Commissions as a percent of premium remained at approximately 5.1% as of June 30, 2006 and 4.2% at June 30, 2005 respectively. The loss of the CHSLI membership effective January 1, 2006 resulted in, a higher proportion of the premium remaining in the plan to be generated through general agents, brokers, and associations. The percentage of premium generated through brokers and general agents was approximately 100% as of June 30, 2006 compared to 81% at June 30, 2005.

      Total general and administrative costs for the six months ended June 30, 2006 decreased 11.5% to $5,732,558 compared to $6,480,705 for the same time period in 2005. Total general and administrative costs decreased as a result of the decline in enrollment. General and administrative costs stated as a percent of premium increased to 12.23% for the second quarter 2006 compared to 10.92% for the second quarter 2005. This increase is primarily the result of a continued decline in enrollment through the second quarter 2006.

      Net loss for the six months ended June 30, 2006 totaled $4,649,195 compared with a net loss of $84,416 for the six months ended June 30, 2005. This loss is the result of a higher than anticipated medical loss ratio (MLR) as well as lower premium yields and no enrollment growth for the six months ended June 30, 2006. As enrollment continues to decline the ability to reduce administrative and commission costs becomes increasingly difficult for the MDNY.

      Liquidity and Capital Resources

      Cash and cash equivalents as of June 30, 2006 decreased to $1,095,999 from $2,141,929 at December 31, 2005. The decrease is the result of operating losses sustained in the six month period ended June 30, 2006. In addition, cash balances at month end are directly related to the timing of the receipt of premium payments and the processing of claim payments.

      MDNY had a negative working capital of $21.6 million at June 30, 2006 compared to a negative working capital of $17.7 million at December 31, 2005. This increase in negative working capital is the result of significant operating losses sustained through the second quarter 2006.

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

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and is payable quarterly. These notes which are treated as capital for statutory purposes are offset by approximately $16.0 of Island debt which is being treated as a non-admitted asset for statutory purposes At June 30, 2006 MDNY's negative statutory net worth is $17.1 million compared to the NYSID required net worth of $5.8 million. (Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID).

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

      Impact of New Accounting Standards

      In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements." In September 2006. FASB issued SFAS 158, " Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans- an Amendment of FASB Statements No. 87,88,106 and 132 ( R ). In June 2006, FASB issued SFAS No. 48, "Accounting for Uncertainty in Income Taxes." In September 2006, the SEC issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." The impact of the above referenced accounting standards is discussed in Note 1 to the interim consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      In the normal course of operations, MDNY is exposed to market risks arising from adverse changes in interest rates primarily through its borrowing activities and minimally through its short-term investments. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of June 30, 2006, MDNY's only borrowings were under two promissory notes from LIPH, LLC and CHNLI, in the original aggregate principal amount of $2.4 million, which accrue interest at the prime rate. At June 30, 2006, total principal and interest due LIPH, LLC and CHNLI was approximately $1.5 million and $2.2 million, respectively. A 100 basis point increase in interest rates, applied to MDNY's borrowings at June 30, 2005, would result in an increase in annual interest expense and a corresponding reduction in cash flow (were such interest to be paid) of approximately $24,000. The Company believes that MDNY's exposure to market risk relating to interest rate risk is not material.

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

      Date: _______________________