Form 10-Q
period 2006-09-30
LONG ISLAND PHYSICIAN HOLDINGS CORP
filed 2007-02-01
CIK 1006868

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

                 For the quarter period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: As of September 30, 2006 there were 1,798 shares of Class A common stock and 4,044 shares of Class B common stock outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                                       3
          Consolidated Statements of Operations (unaudited)                 4
          Consolidated Statements of Cash Flows (unaudited)                 5
          Notes to Consolidated Financial Statements (unaudited)          6-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9-14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       14

Item 4.   Controls and Procedures                                          14

PART II   OTHER INFORMATION

Item 6.   Exhibits                                                         15

SIGNATURES and CERTIFICATIONS                                            16-21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Long Island Physician Holdings Corporation
                           Consolidated Balance Sheets
                    September 30, 2006 and December 31, 2005


                                                                                             September 30,             December 31,
                                                                                                 2006                      2005
                                                                                             ------------              ------------
Assets                                                                                       (unaudited)

Cash                                                                                         $  1,806,244              $  2,141,929

Premium receivables (net of allowances of approximately
$1,200,000 in 2006 and $1,295,000 in 2005)                                                      4,024,039                 5,280,579
   Reinsurance recoverables                                                                       242,948                   317,413
   Payments in excess of capitation                                                             2,300,000                 2,500,000
   Prepaid expenses and other current assets                                                    1,953,086                 3,583,882
                                                                                             ------------              ------------
     Total current assets                                                                      10,326,317                13,823,803
 Property plant and equipment, net                                                                192,453                   275,447
 Restricted cash and cash investments                                                           6,008,318                 5,911,795
 Payments in excess of capitation, net of allowances of
     $3,000,000 in both 2006 and 2005                                                          10,125,131                11,497,164
                                                                                             ------------              ------------
     Total assets                                                                            $ 26,652,219              $ 31,508,209
                                                                                             ============              ============
Liabilities and Stockholders' Deficit:
   Medical claims payable                                                                    $ 24,745,863              $ 22,416,881
   Public goods payable                                                                         5,210,072                 4,746,035
   Unearned premium revenue                                                                     1,915,103                 1,885,792
   Accounts payable and accrued expenses                                                        2,226,720                 2,495,243
                                                                                             ------------              ------------
     Total current liabilities                                                                 34,097,758                31,543,951
Note payable and accrued interest                                                               3,740,382                 3,599,259
                                                                                             ------------              ------------
     Total liabilities                                                                         37,838,140                35,143,210

Stockholders' deficit:
     Class A common stock, $.001 par value;
          10,000 shares authorized, 1,798 issued
          and outstanding                                                                               2                         2
     Class B common stock, $.001 par value;
          25,000 shares authorized, 4,044 issued
          and outstanding                                                                               4                         4
Additional paid-in capital                                                                     11,478,536                11,478,536
Accumulated deficit                                                                           (22,664,463)              (15,113,543)
                                                                                             ------------              ------------
     Total stockholders' deficit                                                              (11,185,921)               (3,635,001)
                                                                                             ------------              ------------
     Total liabilities and stockholders' deficit                                             $ 26,652,219              $ 31,508,209
                                                                                             ============              ============



The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Operations


                                                                       Three months ended                 Nine months ended
                                                                         September 30,                       September 30,
                                                              -------------------------------       -------------------------------
                                                                  2006               2005               2006              2005
                                                              ------------       ------------       ------------       ------------
                                                                          (unaudited)                           (unaudited)
Revenue:
  Premiums earned                                             $ 23,597,389       $ 28,739,170       $ 70,476,990       $ 88,092,117
                                                              ------------       ------------       ------------       ------------
Expenses:
  Medical services expense                                      22,731,293         26,028,260         66,231,667         76,629,431
  Commissions expense                                            1,204,801          1,199,373          3,585,325          3,668,466
  General and administrative expenses                            2,621,972          3,191,229          8,354,530          9,671,934
                                                              ------------       ------------       ------------       ------------
  Total expenses                                                26,558,066         30,418,862         78,171,522         89,969,831
                                                              ------------       ------------       ------------       ------------
Operating loss                                                  (2,960,677)        (1,679,692)        (7,694,532)        (1,877,714)
   Investment and other income                                      58,251             75,041            144,866            152,504
                                                              ------------       ------------       ------------       ------------
   Loss before income taxes
       and minority interest                                    (2,902,426)        (1,604,651)        (7,549,666)        (1,725,210)
Benefit (Provision) for income taxes                                  (701)             1,791             (1,254)             6,241
Minority interest in  loss
     of subsidiary                                                      --            523,856                 --            564,449
                                                              ------------       ------------       ------------       ------------
   Net loss                                                     (2,901,725)        (1,082,586)        (7,550,920)        (1,167,002)
                                                              ============       ============       ============       ============

   Basic and diluted income per share                         $    (496.70)      $    (185.31)      $  (1,292.52)      $    (199.76)
   Basic and diluted weighted average shares                          5842               5842               5842               5842


The accompanying notes are an integral part of these consolidated financial statements.

                   Long Island Physician Holdings Corporation
                      Consolidated Statements of Cash Flows
                  Nine months Ended September 30, 2006 and 2005


                                                          Nine months ended
                                                            September 30,
                                                     --------------------------
                                                        2006           2005
                                                     -----------    -----------
Cash flows from operating activities:                (unaudited)    (unaudited)

Net  loss                                            $(7,550,920)   $(1,167,002)
Adjustment to reconcile net loss to net cash
used in operating activities:
     Depreciation                                         88,923         82,167
     Minority interest in income of subsidiary                --       (564,449)
Changes in operating assets and liabilities:
    Payments in excess of capitation                   1,572,033      1,144,256
     Reinsurance recoverable                              74,465         25,738
     Premium receivables                               1,256,540     (2,831,472)
     Prepaid expenses and other current assets         1,630,796       (731,885)
     Medical claims payable                            2,328,982      4,559,086
     Public goods payable                                464,037       (106,099)
     Unearned premium revenue                             29,311        (13,297)
     Accounts payable and accrued expenses and
        accrued interest                                (127,400)      (461,175)
                                                     -----------    -----------
Net cash used in operating activities                   (233,233)       (64,132)
                                                     -----------    -----------
Cash flows from investing activities:
Increase in restricted cash and investments              (96,523)       (65,120)
Purchase of property and equipment                        (5,929)       (73,834)
                                                     -----------    -----------
Net cash used in investing activities                   (102,452)      (138,954)
                                                     -----------    -----------
Net change in cash and cash equivalents                 (335,685)      (203,086)

Cash beginning of period                               2,141,929      1,334,326
                                                     -----------    -----------
Cash end of period                                   $ 1,806,244    $ 1,131,240
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements

                   Long Island Physician Holdings Corporation
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

      Background

      Long Island Physician Holdings Corporation (the "Company" or "LIPH") was formed in December 1994 in the State of New York as a holding company to advance the delivery of healthcare on Long Island, New York (Nassau and Suffolk counties). The Company is owned by individual physicians residing in New York State. The accompanying consolidated financial statements include the activity of the Company and its majority-owned subsidiary, MDNY HealthCare, Inc. ("MDNY"), an independent practice association-model health maintenance organization ("HMO"). The Company owns 67% of the stock of MDNY. The Company is exclusively a holding company whose principal asset is its investment in MDNY and conducts no operating activities of its own. Catholic Healthcare Network of Long Island, Inc. ("CHNLI") owns the remaining 33% of the stock in MDNY. MDNY commenced operations in 1996. At September 30, 2006, MDNY had 26,909 members, comprised of individuals and families, enrolled in its health maintenance plans and point-of-service plans.

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

      Earnings Per Share

      Basic and diluted income (loss) per share is based on the number of shares of Class A common stock and Class B common stock outstanding during the period. At September 30, 2006 and December 31, 2005, the Company had no outstanding stock options or other common stock equivalents.

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

      As of December 2005, the Company's financials do not reflect CHNLI's one third stock ownership in MDNY as minority interest. As a result of the cumulative operating losses of MDNY, CHNLI's interest in the company was negative as of December 31, 2005. Negative minority interest is not allowable under GAAP. Therefore, the Company has recorded the full amount of the operating losses sustained by MDNY for the nine months ended 2006.

Going Concern and Recent Developments

      The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a $7.6 million loss as of September 30, 2006; has a substantial working capital deficit, and has incurred cumulative losses since inception and continues to decline in enrollment. Furthermore, the Company has utilized substantially all of the cash raised in its initial equity infusion in funding operations and currently does not meet its New York State contingent reserve funding requirement.

      For the nine months ended September 30, 2006, the Company reported a loss of $7,550,920. This loss was the result of higher than anticipated medical costs in 2006. MDNY's medical loss ratio was 94% and 87.3%, respectively, for the nine months ended September 30, 2006 and for the year ended December 31, 2005. As of September 30, 2006 and 2005 enrollment was 26,909 and 33,001 respectively. Catholic Health Services of Long Island, Inc. ("CHSLI"), an affiliate of CHNLI, on behalf of five catholic hospitals that act as providers to MDNY (the "Hospitals"), did not renew the respective Hospital subscriber contracts with MDNY upon expiration thereof on January 1, 2006, resulting in the loss of approximately 6,000 members. MDNY's negative working capital deficit increased from approximately $17.7 million at December 31, 2005 to approximately $23.8 million at September 30, 2006. This increase is primarily the result of the operating losses for the nine months ended September 30, 2006.

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

Potential Obligations with Respect to New York Market Stabilization Pools

      MDNY is subject to certain state-regulated risk allocation pools ("Stabilization Pools") created by NYSID. The Stabilization Pools are designed to encourage insurers to remain in or enter the small group and individual health insurance markets and protect all insurers and health maintenance organizations ("HMO") in those markets from extreme losses due to open enrollment of persons for coverage who are very ill or have a history of poor health. Under NYSID Regulation 146, as amended ("Regulation 146"), certain insurers and HMOs participating in those markets in New York State are required either to make payments to or receive payments from the Stabilization Pools based upon criteria stated in Regulation 146. .

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

Recovery and Subordination Agreement

      With NYSID's approval, MDNY, Island IPA and CHSLI, entered into a Recovery and Subordination Agreement (the "Recovery and Subordination Agreement"), dated July 12, 2001 and effective January 1, 2002. The Recovery and Subordination Agreement provides, among other things, as follows: (i) Island IPA is required to pay the Island Debt pursuant to a Repayment Plan whereby Island IPA is obligated to withhold, and remit to MDNY, 5% of all payments due to Island IPA participating providers (the "IPA Withhold"), MDNY will make claims payments to Island IPA or its participating providers on a fee-for-service basis, MDNY is required to pay Island IPA a $1.50 per member per month network access fee, and Island IPA is required to pay to MDNY the net revenue it receives from sources other than MDNY; (ii) until the Island Debt is repaid, Island IPA, Island IPA's participating providers and the Hospitals agreed (a), in the event that MDNY becomes insolvent (pursuant to a court approved order or admits its inability to pay its debts), to subordinate their rights to payment by MDNY of outstanding claims (including IBNR) to all other outstanding claims in an amount equal to the amount of the then outstanding Island Debt, and (b) that, after payment of third party claims, the claims of Island IPA and its providers will be subordinated to the claims of the Hospitals; and (iii) the amount of the Island Debt outstanding from time to time will be carried on the financial statements of MDNY as an admitted asset. The aggregate amount owed by MDNY to the subordinating parties in the form of medical claims payable was approximately $15.7 million and $14 million as of September 30, 2006 and December 31, 2005, respectively.

      MDNY recognized an initial receivable of approximately $23.2 million, which represented actual claims paid in 2001 to Island IPA participating providers with dates of service prior to January 1, 2001. As of September 30, 2006 and December 31, 2005, the Island Debt was $12.4 million and $14 million respectively. Island Debt is recorded net or a reserve of

$3,000,000 which represented the difference in the amount owed to MDNY compared to the amount of claims subordinated in medical claims payable at December 31, 2005. As a result of the operating losses through the nine months ended September 30, 2006, the claim lag has increased and the result is that a larger amount IPA and CHSLI claims remain outstanding against the Island debt as of September 30, 2006. MDNY will continue to evaluate the adequacy of the reserve in 2006. The $1.6 million reduction of the Island Debt since December 31, 2005 is the result of the IPA Withhold paid for the nine months ended September 30, 2006. As of September 30, 2006 and December 31, 2005, no payment by MDNY to Island IPA for network access fees has been made or will be required to be made to Island IPA. In addition, Island IPA has not received any income from other sources as of September 30, 2006 and December 31, 2005 respectively.

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

      MDNY for calendar year 2005 and quarter ended September 30, 2006 reported its contingent reserve at 5% of net premiums which totaled $5.8 million respectively. As a result of the Island Debt being reported as a non admitted asset for statutory purposes, negative statutory net assets of MDNY were $13.8 million at December 31, 2005 and $19.1 at September 30, 2006. MDNY is deficient in maintaining the required contingent reserve fund by $19.6 and $24.9 million as of December 31, 2005 and September 30, 2006, respectively.

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

      The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the nine month period ended September 30, 2006 and 2005:

                                                         2006            2005
                                                         -----           -----
Revenues:
Premiums earned                                          100.0%          100.0%
                                                         -----           -----

Expenses:
IPA Medical claims expense                                94.0            87.0
Commissions expense                                        5.1             4.1
General and administrative expenses                       11.8            11.0
                                                         -----           -----
     Total expenses                                      110.9           102.1
     Operating income                                    (10.9)           (2.1)
Investment and other income                                 .2              .2
Net income before income taxes minority
   interest                                              (10.7)           (1.9)
                                                         -----           -----
Provision for income tax expense                            --              --
Minority interest in income of subsidiary                   --              .6
                                                         -----           -----
Net  income                                              (10.7)%          (1.3)%
                                                         -----           -----
Statistical data:
     Enrollment (HMO and POS)                           26,909          33,001
     HMO enrollment                                     25,770          30,838

     POS enrollment                                      1,139           2,163
     Member months                                     238,531         303,899
     *Medical loss ratio                                  94.0            87.0
     **Administrative loss ratio                          16.9            15.1

----------
* Medical loss ratio- Medical expense and net reinsurance divided by total premium

** Administrative loss ratio-Commission expense and general administrative expense divided by total premium

Comparison of three months ended September 30, 2006 and 2005

      Revenues for the three months ended September 30, 2006 were $23,597,389 down 18% from $28,739,170 during the same period in the prior year. Enrollment totaled 26,909 at September 30, 2006 down 18% from 33,001 at September 30, 2005. Premium revenues decreased $5,141,781 as a result of the decline in enrollment offset by low premium rate increases in 2006. Premium yields for the third quarter increased 2% to $294.68 on a pmpm (per member per month) basis from $290.09 compared to the third quarter 2005.

      Total expenses for the quarter ended September 30, 2006 were $26,558,066 down 13% from $30,418,862 for the same period in the prior year. This decrease in expenses is the result of declines in medical costs associated with the decline in enrollment offset by the increase in medical costs. Medical claim expense as a percent of premium revenues was 96% for the third quarter 2006 compared to 91% for the third quarter 2005. Medical costs stated on a pmpm basis increased to $283.87 for the third quarter 2006 from $262.73 during the same period in the prior year, a 8% increase. This increase in pmpm medical costs is the result of higher medical costs.

      Commissions as a percent of premium was approximately 5.1% for the third quarter 2006 compared to 4.2% for the quarter ended September 30, 2005. The loss of the CHSLI membership effective January 1, 2006 resulted in a higher proportion of MDNY's remaining enrollment and premium to be generated through general agents, brokers, and associations. The percentage of premium generated through brokers and general agents was approximately 100% as of September 30, 2006 compared to 81% at September 30, 2005.

      Total general administrative costs decreased 18% to $2,621,972 for the quarter ended September 30, 2006 compared to $3,191,229 for the third quarter of 2005. General and administrative costs were decreased as a result of the decline in enrollment. General and administrative costs stated as a percent of premium remained at 11.1% for the third quarter 2006 and 2005.

         Net loss for the third quarter of 2006 totaled $2,901,725 compared with a net loss of $1,082,586 for the third quarter 2005. This loss is the result of higher than anticipated medical costs in the third quarter. The MLR for the thee months ended September 30, 2006 was 96% compared to 91% for the three months ended September 30, 2005.

Comparison of nine months ended September 30, 2006 and 2005

      Revenues for the nine months ended September 30, 2006 were $70,476,990, down 20% from $88,092,117 during the same period in the prior year. Enrollment totaled 26,909 at September 30, 2006 down 18% from 33,001 at September 30, 2005. Premium revenues decreased $17,615,127 as a result of the decline in enrollment and lower premium rate increases. Premium yields as of September 30, 2006 increased 2% to $295.46 on a pmpm (per member per month) basis from $289.87 compared to the same time period in 2005.

      Total expenses for the nine months ended September 30, 2006 were $78,171,522 down 13.1% from $89,969,831 for the same period in the prior year. This decrease in expenses is the result of enrollment declines realized during the first nine months of 2005. The administrative loss ratio ("ALR") for the nine months ended September 30, 2006 and 2005 was 16.9% and 15.1% respectively.

      Medical claim expense as a percent of premium revenues was 94% for the nine months ended 2006 compared to 87% for the same time period in 2005. Medical costs stated on a pmpm basis increased to $277.66 as of September 30, 2006 from $252.15 during the same period in the prior year; a 10.1% increase.

      Commissions as a percent of premium increased to 5.1% as of September 30, 2006 from 4.1% at September 30,2005, respectively. The loss of the CHSLI membership effective January 1, 2006 resulted in a higher proportion of MDNY's remaining enrollment and premium to be generated through general agents, brokers, and associations. The percentage of premium generated through brokers and general agents was approximately 100% as of September 30, 2006 compared to 81% at September 30, 2005.

      Total general and administrative cost for the nine months ended decreased 13.6% to $8,354,530 compared to $9,671,934 for the same time period in 2005. Administrative cost reductions were put in place during the first quarter 2006 consistent with the decline in enrollment. General and administrative costs stated as a percent of premium increased to 12% for the nine months ended 2006 compared to 11% for the nine months ended 2005.

      Net loss for the nine months ended September 30, 2006 totaled $7,550,920 compared with a net loss of $1,167,002 for the nine months ended September 30, 2005. This loss is the result of a higher than anticipated medical loss ratio
(MLR) as well as lower premium yields and no enrollment growth for the nine months ended 2006. As enrollment continues to decline the ability to reduce administrative and commission costs becomes increasingly difficult for MDNY.

      Liquidity and Capital Resources

      Cash and cash equivalents as of September 30, 2006 decreased to $1,806,244 from $2,141,929 at December 31, 2005. The decrease is directly related to the timing of the receipt of premium payments and the processing of claim payments.

      MDNY had a negative working capital of $23.8 million at September 30, 2006 compared to a negative working capital of $17.7 million at December 31, 2005. This increase in negative working capital is primarily related to the losses sustained through the nine months ended 2006.

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

      MDNY obtained a Section 1307 loan from LIPH, LLC for $1 million in 1997 and another from CHNLI for $1.4 million in 1998. Interest on these loans accrues at the prime rate and is payable quarterly. These notes which are treated as capital for statutory purposes are offset by approximately $15.4 of Island debt, as of September 30, 2006, which is being treated as a non-admitted asset for statutory purposes At September 30, 2006 MDNY's negative statutory net worth is $19.1 million compared to the NYSID required net worth of $5.8 million. (Under
Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of free and divisible surplus, subject to the prior approval of NYSID).

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

      Impact of New Accounting Standards

      In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements.". In September 2006. FASB issued SFAS 158, " Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans- an Amendment of FASB Statements No. 87,88,106 and 132 (R). In June 2006, FASB issued SFAS No. 48, "Accounting for Uncertainty in Income Taxes." In September 2006, the SEC issued SAB 108, " Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." The impact of the above referenced accounting standards is discussed in Note 1 to the interim consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      In the normal course of operations, MDNY is exposed to market risks arising from adverse changes in interest rates primarily through its borrowing activities and minimally through its short-term investments. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of September 30, 2006, MDNY's only borrowings were under two promissory notes from LIPH, LLC and CHNLI, in the original aggregate principal amount of $2.4 million, which accrue interest at the prime rate. At September 30, 2006, total principal and interest due LIPH, LLC and CHNLI was approximately $1.5 million and $2.2 million, respectively. A 100 basis point increase in interest rates, applied to MDNY's borrowings at September 30, 2006, would result in an increase in annual interest expense and a corresponding reduction in cash flow (were such interest to be paid) of approximately $24,000. The Company believes that MDNY's exposure to market risk relating to interest rate risk is not material.

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


    LONG ISLAND PHYSICIAN HOLDINGS CORPORATION


By: /s/ PAUL KOLKER, M.D.
    ------------------------------------------
    Name: Paul Kolker, M.D.
    Title: President and Chairman of the Board
    (Principal Executive Officer)


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


Date: _________________________________


/s/Concetta Pryor
---------------------------------------
Concetta Pryor, Chief Financial Officer
(Principal Financial Officer)

                                                                    Exhibit 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Long Island Physician Holdings Corporation (the "Company") on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Kolker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Paul Kolker
--------------------------------
Paul Kolker,
President, Chairman of the Board
(Principal Executive Officer)


Date: _______________________


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

                                                                    Exhibit 32.2

                                  Certification

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Long Island Physician Holdings Corporation (the "Company") on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Concetta Pryor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


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